Form 10QSB
period 1996-04-30
FOOD INTEGRATED TECHNOLOGIES INC
filed 1996-06-13
CIK 888952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996
                         COMMISSION FILE NUMBER 0-22896

                       FOOD INTEGRATED TECHNOLOGIES, INC.

Delaware                                                     04-3138947
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          17 STATION STREET, 2ND FLOOR

                         BROOKLINE, MASSACHUSETTES 02146

       (Address of principal executive office, zip code, telephone number)

                                 (617) 232-4131

                (Issuer's telephone number, including area code)

  Shares of Beneficial Interest, Par Value $1.00 per share as registered on the
                              Boston Stock Exchange

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of June 10, 1996, 2,062,323 shares of the registrant's Common Stock, $.01 par value, were outstanding, and 900,000 shares of Preferred Stock, $.01 par value..

Traditional Small Business Disclosure Format (check one)

Yes     No  X .
    ---    ---

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                      Index



Part I.      FINANCIAL INFORMATION

             Item 1. FINANCIAL STATEMENT INFORMATION

                     Balance Sheets as of October 31, 1995 and April 30, 1996.

                     Statements of Operations for the three months ended April 30, 1995 and April 30, 1996, the six months ended April 30, 1995 and April 30, 1996 and the period from inception (June 6, 1989) to April 30, 1996.

                     Statements of Cash Flows for the six months ended April 30, 1995 and 1996 and the period from inception (June 6, 1989) to April 30, 1996.

                     Notes to Financial Statements

             Item 2. PLAN OF OPERATION

Part II.     OTHER INFORMATION

             Item 1.  LEGAL PROCEEDINGS

             Item 2.  CHANGES IN SECURITIES

             Item 3.  DEFAULTS UPON SENIOR SECURITIES

             Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Item 5.  OTHER INFORMATION

             Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      SIGNATURES

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS

                          ASSETS
                                                              OCTOBER 31,      APRIL 30,
                                                                 1995            1996
                                                                 ----            ----
CURRENT ASSETS:

Cash and cash equivalents                                     $ 1,115,715     $   735,685
Accounts receivable                                                57,665          51,819
Accounts receivable from former officers,  net of reserves
of $25,000                                                        200,000         200,000
Inventory                                                              --           5,630
Notes receivable                                                   75,937              --
Prepaid expenses                                                  177,749         177,749
                                                              -----------     -----------
          Total current assets                                  1,627,066       1,170,883
                                                              -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
Leasehold improvements                                             26,709          26,709
Equipment                                                          68,613          69,913
                                                              -----------     -----------
                                                                   95,322          96,622
          Less: Accumulated depreciation and amortization          61,933          68,724
                                                              -----------     -----------
                                                                   33,389          27,898
OTHER ASSETS                                                      288,700         288,700
                                                              -----------     -----------
                                                              $ 1,949,155     $ 1,487,481
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                              $    87,331     $    43,012
Accrued expenses                                                  282,578         364,700
Current portion of notes and interest payable to
stockholders                                                      307,941         243,190
                                                              -----------     -----------
          Total current liabilities                               677,850         650,902
                                                              -----------     -----------
          Total liabilities                                       677,850         650,902

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
Authorized - 2,500,000 shares
Issued and outstanding-900,000 shares at October 31,
1995 and April 30, 1996                                             9,000           9,000
Common stock, $.01 par value
Authorized - 15,000,000 shares
Issued - 2,514,435 at October 31, 1995 and  April 30,
1996                                                               25,144          25,144
Additional paid in capital                                     10,402,526      10,402,526
Deficit accumulated during the development stage               (8,841,022)     (9,275,748)
                                                              -----------     -----------

Less: Treasury stock at cost - 10,000 shares at October
31, 1995 and April 30, 1996                                      (324,343)       (324,343)
                                                              -----------     -----------
          Total stockholders equity (deficit)                   1,271,305         836,579
                                                              -----------     -----------
                                                              $ 1,949,155     $ 1,487,481
                                                              ===========     ===========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                       Three Months Ended                     Six Months Ended            Cumulative from
                                           April 30,                             April 30,                   Inception
                                           ---------                             ---------               (June 6, 1989) to
                                   1995               1996               1995               1996           April 30, 1996
                                   ----               ----               ----               ----           --------------
                                (unaudited)        (unaudited)        (unaudited)        (unaudited)        (unaudited)
REVENUE (net):                  $       --         $    3,783         $       --         $    4,796         $   27,671
COST OF GOODS SOLD                                      1,377                                 2,109             18,227
                                                   ----------                            ----------         ----------
  Gross Profit                                          2,406                                 2,687              9,444
                                                   ----------                            ----------         ----------

EXPENSES:
  Research and development          34,053              1,809             85,409              1,809          1,897,749
  General and administrative       (68,976)           241,104            118,692            467,658          4,733,032
  Marketing                        (92,643)                --            (67,230)                --          1,862,354
  Interest and financing, net      (23,540)           (22,918)           (40,500)           (32,054)           951,057
                                ----------         ----------         ----------         ----------         ----------
       Net Income (Loss)        $  151,106         $ (217,589)        $  (96,371)        $ (434,726)        $9,434,748
                                ==========         ==========         ==========         ==========         ==========

Net Income (Loss) per Common
Share                           $     0.08         $    (0.10)        $    (0.05)        $    (0.21)
                                ==========         ==========         ==========         ==========


Weighed Average Number of
Common Shares Outstanding        1,952,497          2,062,323          2,096,095          2,062,323







         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended           Cumulative from
                                                                          April 30,                 Inception
                                                                          ---------             (June 6, 1989) to
                                                                  1995              1996          April 30, 1996
                                                                  ----              ----          --------------
                                                               (unaudited)       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                     $ (247,477)       $ (434,726)       $(9,434,748)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                 4,940             6,791            203,793
      Compensation and financing expense related
        to issuance of common stock and warrants                       --                --            889,772
      Compensation expense related to issuance of
        preferred stock                                                --                --              9,000
      Changes in assets and liabilities:
        Inventory                                                      --            (5,630)            (5,630)
        Gain on retirement of long term debt                                        (15,101)           (15,101)
        Accounts receivable from former officer                        --                --           (446,000)
        Accounts receivable                                            --             5,846            (51,819)
        Prepaid expenses                                            6,539                --           (177,749)
        Other current assets                                           --                --            (38,700)
        Accounts payable                                           64,130           (44,319)            43,012
        Accrued expenses                                          (69,002)           82,122            420,700
        Accrued interest on notes payable and bridge
          financing                                                15,077            10,350            208,823
                                                               ----------        ----------        -----------
               Net cash used in operating activities             (225,793)         (394,667)        (8,394,647)
                                                               ----------        ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   --            (1,300)           (96,622)
  Note receivable from a related party                             (4,118)               --           (579,219)
  (Increase) decrease in notes receivable                              --            75,937                 --
  Principal repayments from a related party
                                                                       --                --            100,000
                                                               ----------        ----------        -----------
               Net cash used in investing activities               (4,118)           74,637           (575,841)
                                                               ----------        ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                          --                              655,769
  Payment of notes payable                                             --           (60,000)          (713,769)
  Proceeds from notes payable to stockholders                          --                --            347,500
  Payments of notes payable to stockholders                            --                --           (124,677)
  Amounts payable to affiliate                                         --                --          1,329,849
  Proceeds form bridge financing                                       --                --            600,000
  Payment of bridge financing                                          --                --           (600,000)
  Proceeds from the sale of treasury stock                             --                --            (45,903)
  Payment to purchase treasury stock                                   --                --            175,000
  Proceeds from sale of common stock and redeemable
    common stock warrants                                              --                --          8,082,404
                                                               ----------        ----------        -----------
               Net cash provided by financing activities               --           (60,000)         9,706,173
                                                               ----------        ----------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (229,911)         (380,030)           735,685
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                        1,885,017         1,115,715                 --
                                                               ----------        ----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $1,655,106        $  735,685        $   735,685
                                                               ==========        ==========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITY
  Issuance of warrants in connection with notes payable                --                --            484,091
  Accounts Receivable repaid in Common Stock                      349,000                --            349,000
  Increase in Additional paid-in capital due to debt
    settlements                                                        --                --            464,518
  Conversion of notes payable into common stock                        --                --            250,000
CASH PAID FOR INTEREST                                                 --                --            132,493





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Food Integrated Technologies, Inc. (the "Company") believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considered necessary for a fair presentation in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission on January 31, 1996.



(2)      NOTES PAYABLE

         The Company has approximately $243,190 of long-term debt outstanding as of April 30, 1996. The Company did not make a required repayments due on December 31, 1994 and has been attempting to renegotiate the repayment of the debt.

In February 1996, the Company reached a settlement agreement with one noteholder whereby $60,000 of principal was paid and the Company was released from paying $15,101 of accrued interest.

All unpaid and unsettled principal and accrued interest remaining under these notes have been classified as current liabilities in the accompanying balance sheet at April 30, 1996. The Company has received notices from those noteholders demanding payment. The Company is in the process of negotiating terms or settlement of these amounts.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



ITEM 2:  PLAN OF OPERATION

         Since inception, the Company has been engaged principally in research and development, product commercialization, various organization activities, establishing test kitchen facilities, and raising capital. In November 1993, the Company realized approximately $7,900,000 in net proceeds from its initial public offering of Common Stock and Redeemable Common Stock Purchase Warrants ("IPO") and has used the proceeds of this offering for continued product commercialization and development, products marketing, debt repayment, and general corporate purposes.

         The Company has developed all natural foods, including cookies, bread, other bakery products, beef, turkey and vegetarian burgers, sausage, vegetable and seafood lasagnas, soups and condiments, such as salad dressings, sauces and dairy spreads. No significant revenue has been realized to date by the Company.

         The Company's marketing strategy is to commercialize its technologies and products, principally through license, joint venture, or other similar arrangements, with companies such as leading food manufacturers and distributors, supermarket chains with private labels, food service companies and restaurant chains having widespread distribution channels and access to supermarket shelf space. The Company believes that its success will depend on its ability to convince these entities that the Company's proprietary technology and products offer a "natural" solution to the consumer demand for good tasting healthy foods. Management believes that by leveraging the existing distribution, marketing and manufacturing capabilities of these and other similar entities, together with name recognition, the Company can expand its presence in the growing market for healthy foods without expending significant resources of dramatically increasing staff levels.

         There can be no assurance that any of these entities or consumers will regard the Company's products as good-tasting, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will ultimately generated significant revenue or be able to compete successfully.

         There can be no assurance that the Company will successfully develop a product formulation to the satisfaction of any third party manufacturers, licensees or distributors, or that any of its remaining uncommercialized products or technologies will successfully be commercialized.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



         During fiscal 1995, the Company and Topco Associates, Inc. ("TAI"), a leading supermarket cooperative, signed a two year licensing agreement pursuant to which TAI has agreed to distribute Company's all-natural, low fat cookies to member supermarkets nationally under TAI's private label. TAI is one of the nation's largest food cooperatives, whose members include over 3,000 supermarkets that account for over 14% of all supermarket sales in the United States. Under the Agreement, the Company will receive a royalty from TAI for each sale of cookies sold. The Company and TAI continue to explore the possibility of TAI licensing other products developed by the Company. The results of the Topco Agreement have been a major disappointment as no significant revenues have resulted from this Agreement and there can be no assurance that any such sales will materialize.

         The Company is still seeking to enter into arrangements with third parties for the licensing of its products. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or difficulties will not result in material delays in its implementation.

         The Company is also pursuing various strategic alternatives such as a merger or business combination although it is not currently in discussion with any third party for such a transaction.

          The Company believes that the current cash and cash equivalents on hand may be sufficient to fund the Company's operations and foreseeable cash requirements through the end of fiscal 1996 although there can be no assurance that such funds will be sufficient. The Company recognizes that unless it begins generating significant and sustainable revenue within this time frame, it will have to seek alternative sources of financing in order to fund its operations. There can be no assurances that such financing will be available on terms favorable to the Company or at all.

         As of April 30, 1996, the Company had approximately $735,685 of cash and cash equivalents.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On or about October 31, 1994, Marie A. Zanco, a former employee of the Company. filed a suit against the Company alleging breach of her employment contract by the Company (Zanco v. Food Integrated Technologies, Inc. Norfolk Superior Court Civil Action No. 94-04499). Ms. Zanco has sought damages in the amount of approximately $35,000 plus attorneys' fees and expenses. The Company settled this claim for $10,000 and both parties have given each other reciprocal unconditional releases.

         On or about October 21, 1994, John Goodhue, a former employee of the Company, filed a complaint with the Commonwealth of Massachusetts for non-payment of certain wages owed to him upon his termination by the Company on October 17, 1994. Mr. Goodhue also alleges that certain other amounts are owed to him, but these amounts are not due under this complaint and the Company disputes any further amounts are owed Mr. Goodhue. The Company has responded to the complaint and the action is pending. The Company has sued Mr. Goodhue on a note for monies received and unpaid in the amount of $25,000. It is the Company's intent to amend the complaint to allege the dissipation of corporate assets, the use of corporate assets for personal reasons and other claims which will total in excess of $100,000 (Food Integrated Technologies, Inc. v. Goodhue, Suffolk Superior Court Civil Action No. 95-4293).

         John Plexico, a former officer of the Company, has brought a claim for breach of contract of an employment agreement, with damages in excess of $150,000. The Company filed an answer denying Plaintiff's allegations and a counterclaim against Plaintiff for breach of his fiduciary duty as an officer of the Company, causing damages in excess of $1,000,000. Counsel for the Company believes that the Plaintiff's case is very defensible and that the counterclaim has a good likelihood of success, although at this time it is not clear what damages can be attributed directly to Mr. Plexico (Plexico v. Food Integrated Technologies, Inc. Suffolk Superior Court Action No. 95-1009).

         George Krasner, a former officer of the Company, has commenced a lawsuit alleging a breach of an oral employment agreement and is seeking damages in the amount of $108,315.50. The Company has denied the allegations and had filed a counterclaim alleging that the Plaintiff breached his fiduciary duties as an officer of the Company in allowing assets of the Company to be misappropriated and dissipated and for failure to seek recovery of said corporate assets. The counterclaim seeks damages against the Plaintiff of at least $1,000,000. Counsel for the Company believes that the Plaintiff's case is very defensible, and that the Company has meritorious claims, but it is not clear at this time what total damages will be recoverable against Plaintiff (Krasner v. Food Integrated Technologies, Inc. Suffolk Superior Court Civil Action No. 95-01823).

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


         In January 1996, four individuals instituted an action against the Company claiming to be due an aggregate of $362,920 (including interest) under promissory notes issued by the Company, plus costs, attorneys' fees and additional interest. The Company has answered, denying the allegations of the Complaint, and has interposed several affirmative defenses. The case is at an early stage and no prediction of the eventual outcome can be made. Management believes that the Company has adequately reserved for these claims (Schnure et al v. Food Integrated Technologies, Inc. Mass. Superior Court Civil Action No. 96-00003).

         The Company filed a suit against Mr. Salter, a former employee of the Company, seeking monies in excess of $26,000 it alleges were improperly paid to the Defendant. Mr. Salter counterclaimed against FIT and Jeffrey B. Lewis, FIT's Chairman and CEO, seeking damages in excess of $2.1 million for breach of contract, abuse of process, and treble damages under the Consumer Protection Act, M.G.L. c.93A. The parties are currently engaged in settlement discussions, which would result in no payment by either party. Food Integrated Technologies, Inc. v. Richard Salter, Norfolk (MA) Superior Court Civil Action No. 95-4884). All parties have settled this matter by giving all others unconditional releases.


ITEM 2.  CHANGES IN SECURITIES

         On April 17, 1996 the Company's stock was delisted from trading on NASDAQ for failure to maintain the required minimum asset level.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company did not make the required December 31, 1994, principal and interest payment due under certain notes. The Company is attempting to renegotiate the repayment of the remaining notes. The total principal and interest in default is approximately $243,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  11       Statement re: Computation of Per Share Earnings

         b.       Reports on Form 8-K

                  None

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FOOD INTEGRATED TECHNOLOGIES, INC.
                                               (Registrant)

Date:       June 10, 1996           /s/ William F. O'Connor
                                    -----------------------
                                    William F. O'Connor
                                    President and COO
                                    Chief Financial Officer and Treasurer

                                EXHIBIT INDEX
                                -------------

       Exhibit 11      Statement re: Computation of Per Share Earnings

       Exhibit 27      Financial Data Schedule