Form 10QSB
period 1996-07-31
FOOD INTEGRATED TECHNOLOGIES INC
filed 1996-09-13
CIK 888952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996
                         COMMISSION FILE NUMBER 0-22896

                       FOOD INTEGRATED TECHNOLOGIES, INC.

Delaware                                           04-3138947
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                              415 EAST 52ND STREET

                              NEW YORK, N.Y. 10022

       (Address of principal executive office, zip code, telephone number)

                                 (212) 486-1425
                (Issuer's telephone number, including area code)



Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes          X            No
                       --------                -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


As of September 9, 1996, 2,062,323 shares of the registrant's Common Stock, $.01 par value, were outstanding, and 900,000 shares of Preferred Stock, $.01 par value..

Traditional Small Business Disclosure Format (check one)

Yes        No  X
   ------    ------

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                      Index


Part I.           FINANCIAL INFORMATION

                  Item 1.    FINANCIAL STATEMENT INFORMATION

                             Balance Sheets as of October 31, 1995 and July 31, 1996.

                             Statements of Operations for the three months ended July 31, 1995 and July 31, 1996, the nine months ended July 31, 1995 and July 31, 1996 and the period from inception (June 6, 1989) to July 31, 1996.

                             Statements of Cash Flows for the nine months ended July 31, 1995 and 1996 and the period from inception (June 6, 1989) to July 31, 1996.

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

                  Item 5.  OTHER INFORMATION

                  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           SIGNATURES

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS

                ASSETS
                                                                   October 31,         July 31,
                                                                      1995               1996
                                                                      ----               ----
CURRENT ASSETS:

Cash and cash equivalents                                        $  1,115,715        $    281,020
Accounts receivable                                                    57,665              48,000
Accounts receivable from former officers,  net of reserves
of $25,000                                                            200,000             200,000
Notes receivable                                                       75,937                --
Prepaid expenses                                                      177,749             187,319
                                                                 ------------        ------------
          Total current assets                                      1,627,066             716,339
                                                                 ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
Leasehold improvements                                                 26,709              26,709
Equipment                                                              68,613              69,913
                                                                 ------------        ------------
                                                                       95,322              96,622
          Less: Accumulated depreciation and amortization              61,933              71,904
                                                                 ------------        ------------
                                                                       33,389              24,718
OTHER ASSETS                                                          288,700             288,700
                                                                 ------------        ------------
                                                                 $  1,949,155        $  1,029,757
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                     $ 87,331        $     12,608
Accrued expenses                                                      282,578             403,609
Current portion of notes and interest payable  to
stockholders                                                          307,941               3,239
                                                                 ------------        ------------
          Total current liabilities                                   677,850             419,456
                                                                 ------------        ------------
          Total liabilities                                           677,850             419,456

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
Authorized - 2,500,000 shares
Issued and outstanding-900,000 shares at October 31,
1995 and April 30, 1996                                                 9,000               9,000
Common stock, $.01 par value
Authorized - 15,000,000 shares
Issued - 2,514,435 at October 31, 1995 and  April 30,                  25,144              25,144
1996
Additional paid in capital                                         10,402,526          10,402,526
Deficit accumulated during the development stage                   (8,841,022)         (9,502,026)
                                                                 ------------        ------------

Less: Treasury stock at cost - 10,000 shares at October
31, 1995 and April 30, 1996                                          (324,343)           (324,343)
                                                                 ------------        ------------
          Total stockholders equity(deficit)                        1,271,305             610,301
                                                                 ------------        ------------
                                                                 $  1,949,155        $  1,029,757
                                                                 ============        ============

        The accompanying notes are an integral part of these statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS

                                           Three Months Ended                   Nine Months Ended              Cumulative from
                                                July 31,                             July 31,                     Inception
                                             -------------                    ---------------------           (June 6, 1989) to
                                        1995              1996               1995               1996            July 31, 1996
                                       ------             ----               ----               ----           --------------
                                    (unaudited)        (unaudited)        (unaudited)        (unaudited)         (unaudited)
REVENUE(net):                       $    16,466        $         0        $    16,466        $     4,796        $    27,671
COST OF GOODS SOLD                       12,088                  0             12,088              2,109             18,227
                                    -----------        -----------        -----------        -----------        -----------
  Gross Profit                            4,378                  0              4,378              2,687              9,444
                                    -----------        -----------        -----------        -----------        -----------

 EXPENSES:
  Research and development               34,825                819            118,339              2,628          1,898,568
  General and administrative            174,052            248,084            292,744            715,742          4,981,116
  Marketing                              25,716               --              (39,922)              --            1,862,354
  Interest and financing, net           (24,165)           (22,626)           (64,665)           (54,680)           928,431
                                    -----------        -----------        -----------        -----------        -----------
       Net Income (Loss)            $  (206,050)       $  (226,277)       $  (302,118)       $  (661,003)       $(9,661,025)
                                    ===========        ===========        ===========        ===========        ===========

Net Income (Loss) per Common
Share                               $     (0.10)       $     (0.11)       $     (0.15)       $     (0.32)
                                    ===========        ===========        ===========        ===========


Weighted Average Number of
Common Shares
  Outstanding                         2,055,790          2,062,323          2,082,660          2,062,323

        The accompanying notes are an integral part of these statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                                     Nine Months Ended             Cumulative from
                                                                          July 31,                    Inception
                                                              -------------------------------    (June 6, 1989) to
                                                                   1995               1996          July 31, 1996
                                                                   ----               ----          -------------
                                                               (unaudited)         (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                     $  (302,118)       $  (661,003)       $(9,661,025)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                 15,034              9,971            206,973
      Compensation and financing expense related
        to issuance of common stock and warrants                      --                 --              889,772
      Compensation expense related to issuance of
        preferred stock                                              9,000               --                9,000
      Changes in assets and liabilities:
        Inventory                                                     --                 --                 --
        Gain on retirement of long term debt                                          (21,441)           (21,441)
        Accounts receivable from former officer                    (97,000)              --             (446,000)
        Accounts receivable                                        (12,013)             9,665            (48,000)
        Prepaid expenses                                          (207,504)              --             (177,749)
       Other assets                                                  7,100             66,367             27,667
        Other current assets                                       (48,000)              --                    0
        Accounts payable                                           (45,532)           (74,723)            12,608
        Accrued expenses                                            39,443            121,031            459,609
        Accrued interest on notes payable and bridge
          financing                                                 12,591               --              198,473
                                                               -----------        -----------        -----------
               Net cash used in operating activities              (628,999)          (550,133)        (8,550,113)
                                                               -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (1,720)            (1,300)           (96,622)
                                                                                                         (75,937)
  Note receivable from a related party                              (4,118)              --             (579,219)
  (Increase) decrease in notes receivable                         (101,250)              --                 --
  Principal repayments from a related party                           --                 --              100,000
                                                               -----------        -----------        -----------
               Net cash used in investing activities              (107,088)            (1,300)          (651,778)
                                                               -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                         --                                 655,769
  Payment of notes payable                                            --              (56,762)          (710,531)
  Proceeds from notes payable to stockholders                         --                 --              347,500
  Payments of notes payable to stockholders                        (14,595)          (226,500)          (351,177)
  Amounts payable to affiliate                                        --                 --            1,329,849
  Proceeds form bridge financing                                      --                 --              600,000
  Payment of bridge financing                                         --                 --             (600,000)
  Proceeds from the sale of treasury stock                         175,000               --              (45,903)
  Payment to purchase treasury stock                                  --                 --              175,000
  Proceeds from sale of common stock and redeemable
    common stock warrants                                             --                 --            8,082,404
                                                               -----------        -----------        -----------
               Net cash provided by financing activities           160,405           (283,262)         9,482,911
                                                               -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (575,682)          (834,695)           281,020
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                         1,885,017          1,115,715               --
                                                               -----------        -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,309,335        $   281,020        $   281,020
                                                               ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITY
  Issuance of warrants in connection with notes payable               --                 --              484,091
  Accounts Receivable repaid in Common Stock                       349,000               --              349,000
  Increase in Additional paid-in capital due to debt
    settlements                                                    403,550               --              464,518

  Conversion of notes payable into common stock                     57,909               --              250,000
CASH PAID FOR INTEREST                                                --                 --              132,493

        The accompanying notes are an integral part of these statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Food Integrated Technologies, Inc. (the "Company") believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considered necessary for a fair presentation in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission on January 31, 1996



(2)      NOTES PAYABLE

         The Company had approximately $243,190 of long-term debt outstanding as of April 30, 1996. On July 31, 1996, the Company reached a settlement agreement with the four noteholders whereby $226,500 of principal and accrued interest was paid and the Company was released from all further obligations.

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

         The Company's marketing strategy had been to commercialize its technologies and products, principally through license, joint venture, or other similar arrangements, with companies such as leading food manufacturers and distributors, supermarket chains with private labels, food service companies and restaurant chains having widespread distribution channels and access to supermarket shelf space. The Company believed that its success would depend on its ability to convince these entities that the Company's proprietary technology and products offer a "natural" solution to the consumer demand for good tasting healthy foods. The Company has not been successful to date in its endeavors and given its limited funds, the likelihood that it will succeed is remote.
However management is continuing its efforts in this regard.

         There can be no assurance that any of these entities or consumers will regard the Company's products as good-tasting, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will ultimately generate significant revenue or be able to compete successfully.

         There can be no assurance that the Company will successfully develop a product formulation to the satisfaction of any third party manufacturers, licensees or distributors, or that any of its remaining uncommercialized products or technologies will successfully be commercialized.

         Management has closed the Boston office and laboratory and consolidated the entire operations in the New York office in an effort to minimize costs. Currently the only employees are the President and the Chief Executive Officer.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


         During fiscal 1995, the Company and Topco Associates, Inc. ("TAI"), a leading supermarket cooperative, signed a two year licensing agreement pursuant to which TAI has agreed to distribute Company's all-natural, low fat cookies to member supermarkets nationally under TAI's private label. Under the Agreement, the Company is to receive a royalty from TAI for each sale of cookies sold. However, TAI has ceased shipping product pending a strategic review of their healthy products line which included the Company's product. There can be no guarantee that TAI will resume shipping, and if it does, there can be no guarantee that they will include the Company's product.

         The Company is still pursuing potential customers for its existing technology. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or difficulties will not result in material delays in its implementation.

         The Company is also pursuing various strategic alternatives such as a merger or business combination although it is not currently in discussion with any third party for such a transaction.

          The Company believes that the current cash and cash equivalents on hand may be sufficient to fund the Company's operations and foreseeable cash requirements through the end of fiscal 1996 although there can be no assurance that such funds will be sufficient. The Company recognizes that unless it begins generating significant and sustainable revenue within this time frame, it will have to seek alternative sources of financing in order to fund its operations. There can be no assurances that such financing will be available on terms favorable to the Company or at all. As of July 31, 1996, the Company had approximately $281,020 of cash and cash equivalents.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On or about October 31, 1994, Marie A. Zanco, a former employee of the Company filed a suit against the Company alleging breach of her employment contract by the Company (Zanco v. Food Integrated Technologies, Inc. Norfolk Superior Court Civil Action No. 94-04499). Ms. Zanco has sought damages in the amount of approximately $35,000 plus attorneys' fees and expenses. The Company settled this claim for $10,000 and both parties have given each other reciprocal unconditional releases.

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

         In January 1996, four individuals instituted an action against the Company claiming to be due an aggregate of $362,920 (including interest) under promissory notes

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


issued by the Company, plus costs, attorneys' fees and additional interest. The Company settled this debt in July of 1996 with a payment of $226,500.

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


ITEM 2.           CHANGES IN SECURITIES

         On April 17, 1996 the Company's stock was delisted from trading on NASDAQ for failure to maintain the required minimum asset level. The Company's stock has commenced trading on the electronic bulletin board.

 .

ITEM 3.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4.            OTHER INFORMATION

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

                                      FOOD INTEGRATED TECHNOLOGIES, INC.
                                                (Registrant)

Date:             September 9, 1996    /s/ William F. O'Connor
                                       -----------------------
                                       William F. O'Connor
                                       President and COO
                                       Chief Financial Officer and Treasurer

                                EXHIBIT INDEX



Exhibit No.                            Description

    11                   Statement re: Computation of Per Share Earnings

    27                   Financial Data Schedule