Form 10KSB
period 1996-10-31
FOOD INTEGRATED TECHNOLOGIES INC
filed 1997-01-30
CIK 888952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1996

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

                         Commission file number 0-22896

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                    04-3138947
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

         415 EAST 52ND STREET
             NEW YORK, NY                              10022
(Address of principal executive offices)             (Zip Code)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-486-1425


              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

          Title of each class         Name of each exchange on which registered
                None


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                           Common Stock $.01 par value
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  .
    ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for this fiscal year ended October 31, 1996 were $4,796.

         As of October 31, 1996 , there were outstanding 2,062,323 shares of Common Stock, $.01 par value per share, and 900,00 shares of Preferred Stock. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $ 0 .

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Food Integrated Technologies, Inc. ("FIT" or the "Company"), a development stage company, was organized to develop and commercialize nutritional, good tasting food products using all natural ingredients and the Company's proprietary technologies. To date, the Company had focused on the development of such technologies, which consisted of formulas, processes and food preparation techniques, designed to enhance the nutritional value of popular food products without compromising their flavor, texture and appearance. The Company's intention was to offer, primarily through the license of its proprietary technologies and joint venture, a variety of food products which are all natural, healthy and low in fat, calories, cholesterol, sugar and/or sodium, as good tasting alternatives to artificial or synthetic-based "fat free", "low", "lite", and "reduced" products, as well as to traditional food products.

         The Company was incorporated under the laws of the State of Delaware in November 1991. In October 1992, Volunteer Restaurant Corporation of America, Inc. ("Volunteer"), a company formed in June 1989 by the Former Chairman to license the Company's proprietary technologies, was merged with and into the Company. Unless otherwise indicated, references in this report to the Company include Volunteer.

         The Company has developed healthy food products, including cookies, bread, other bakery products, beef, turkey and vegetarian burgers, sausage, vegetable and seafood lasagnas, soups and condiments, such as salad dressings, sauces and dairy spreads.

         The Company's marketing strategy was to commercialize its technologies and products, principally through license, joint venture or other similar arrangements, with companies having widespread distribution channels and access to supermarket shelf space, such as leading food manufacturers and distributors, supermarket chains with private labels, food service companies and restaurant chains. The Company recognized that this marketing strategy relied heavily upon the success of a licensee and/or strategic partner to promote and sell a product or product line utilizing the Company's proprietary technologies. Management believed that by leveraging the existing distribution, marketing and manufacturing capabilities, along with the name recognition of leading supermarket chains and food service companies, the Company could expand its presence in the healthy foods marketplace without expending significant resources or dramatically increasing staff levels.

         During the fiscal year 1995, the Company began to market its cookies under the "FIT" label on a limited basis. This allowed management to evaluate whether it should continue marketing its own cookies in addition to pursuing licensing and private label opportunities.

         During the fiscal year 1995, the Company and Topco Associates, Inc. ("TAI"), a leading supermarket cooperative, signed a two year licensing agreement pursuant to which TAI had agreed to distribute Company's all-natural, low fat cookies to member supermarkets nationally under TAI's private label. TAI is one of the nation's largest food cooperatives, whose members include over 3,000 supermarkets that account for over 14% of all supermarket sales in the United States. Under the Agreement, the Company would receive a royalty from TAI for each sale of cookies sold. However, TAI has ceased shipping product pending a strategic review of their health products line which included the Company's product. There can be no guarantee that TAI will resume shipping, and if it does, there can be no guarantee that they will include the Company's product.

         There can be no assurance that the Company will successfully develop a product formulation to the satisfaction of any third party manufacturers, licensees or distributors or that any of its remaining uncommercialized products or technologies will successfully be commercialized.

         The Company cannot predict, if any, upon what terms future license or joint venture agreements will be negotiated and finalized, including duration, royalty or payment method, cost and revenue allocation, or exclusivity provisions. Accordingly, there can be no assurance that the Company can enter into additional license agreements or joint ventures. Other risks incidental to licensing and joint venture agreements may include legal issues and costs related to enforcement of licenses and joint venture agreements, particularly in foreign countries where the Company may be subject to the laws and judicial processes of those countries, bankruptcy of a license or joint venture partner, or claims of technology infringement by third parties.


PRODUCTS

         The Company has developed healthy foods, including cookies, bread, other bakery products, beef, turkey and vegetarian burgers, sausage, vegetable and seafood lasagnas, soups and condiments, such as salad dressings, sauces and dairy spreads. The following are among the products that have been commercialized, however none of which are currently being presented to potential licensees.


                  Cookies - A nutritionally dense, reduced fat and reduced sodium, all natural cookie utilizing the Company's "fat replacement system". The four commercialized flavors are Chocolate Chip, Oatmeal 'N Raisin, Double Chocolate Chip and White Chocolate Chip.

                  Bread - A reduced sodium white and whole wheat bread with approximately one-third the sodium of regular breads.

                  Meats - Pork sausage, meat patties, vegetarian burgers and turkey burgers.

                  Dressings - The Company has commercialized five all natural light dressings (Caesar, French, Italian, Creamy Herb and Vinaigrette) and seven all natural fat free dressings (Honey Mustard, Whole Grain Honey Mustard, French, Hearty Italian, Country Herb, Sweet & Sour, Vinaigrette).

                  Butter Spreads - The Company has two butter spread products. One contains 20% fewer calories, 27% less fat and 43% less saturated fat than ordinary butter. The other has 50% fewer calories, 55% less fat and over 60% less saturated fat than ordinary butter. The Company's butter is used as a spread and can be used in pastries and icings.

                  Spaghetti Sauce - The Company's spaghetti sauce is all natural and contains approximately 50% less calories and sodium than leading competitors.

                  Salsa - A no-fat, reduced sodium, all natural salsa which contains approximately one-third the sodium of leading competitors.

                  Cakes - brownies, carrot cakes and chocolate cakes for in-store baking.

STRATEGY

         The Company's marketing strategy was to commercialize its technologies and products, principally through license, joint venture or other similar arrangements, with companies such as leading food manufacturers and distributors, supermarket chains, food service companies and restaurant chains having widespread distribution channels and access to supermarket shelf space. The Company recognized that this marketing strategy relied heavily upon the success of a licensee and/or strategic partner to promote and sell a product line utilizing the Company's proprietary technologies. Management believed that in most instances, by leveraging the existing distribution, marketing and manufacturing capabilities, along with the name recognition of leading supermarket chains with private labels and food service companies, the Company could expand its presence in the growing market for healthy foods without expending significant resources or dramatically increasing staff levels. This approach would also allow the Company to avoid having to compete directly with the large food companies, which have greater financial, marketing and technical resources than the Company.

         During the fiscal year 1996, the Company began to market its cookies under the "FIT" label on a limited basis. This allowed management to continuously evaluate whether it should continue marketing its own cookies in addition to pursuing licensing and private label opportunities.

PRODUCT DEVELOPMENT

         For the fiscal years ended October 31, 1994, 1995, and 1996 the Company incurred expenses of $581,493, $157,977 and $2,628, respectively, related to product development.

         The manufacture, processing, packaging, storage, distribution and labeling of food products is subject to extensive federal and state laws and regulations under these laws by governmental agencies, principally the FDA and the United States Department of Agriculture. Applicable statutes and regulations governing food products include "standards of identity"' for the content of specific types of foods, nutritional labeling and serving size requirements and "Good Manufacturing Practices" with respect to production processes. The FDA's regulations under the Nutrition Labeling and Education Act of 1990 ("NLEA"), which became effective in May 1994, define the permissible use of nutritional claims, such as "low", "light", "lite", "reduced" and "free" with respect to information concerning fat, cholesterol, sodium and refined sugar content in food products. The Company believes that its business prospects are enhanced by the new FDA requirements relating to these nutritional claims. The Company believes that its products will satisfy all applicable regulations and that all of the ingredients used in its products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. There can be no assurance, however, that all of the Company's products will satisfy the applicable regulatory requirements. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the scope of the Company's operations, including the manufacture and marketing of products directly to consumer markets, could require the Company or any manufacturer to comply with labeling and "Good Manufacturing Practices" or alter methods of operations at costs which would likely be substantial. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which would have a material adverse effect on the Company.

         In addition to the FDA regulations, the Company is also subject to various state and local regulations, including regulations relating to zoning and health permit matters.

COMPETITION

         The consumer food industry is highly competitive and there are numerous, well-established competitors possessing substantially greater financial, marketing, sales and manufacturing resources than the Company. These competitors include national, regional and local manufacturers and market healthy foods as well as traditional food products. Many of these competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs. In recent years, numerous companies have introduced products, including products positioned to capitalize on the growing consumer preference for food products which are, or are perceived to be, healthy, nutritious, low in calories or fat, cholesterol or sugar content. The Company was subjected to increasing competition from companies whose products or marketing strategies addressed these consumer preferences.

         The Company believed that its success in the food industry would depend on its ability to convince a leading food manufacturer or distributor, supermarket chain, food service company or restaurant chain that the Company's proprietary technology and products offer them a "natural" solution to the consumer demand for good tasting healthy foods. There can be no assurance that any of these entities or consumers will regard the Company's products as good tasting, that substantially equivalent products will not be introduced by the Company's competitors, or that the Company will be able to compete successfully.

PROPRIETARY TECHNOLOGY

         The Company's proprietary technologies are methods of food preparation that utilize natural food bases, extenders and enhancers to produce good tasting, well-textured, all natural mass market products with high fiber and nutritional density that typically contain less fat, cholesterol, calories, sugar and/or sodium than traditional food products found in supermarkets. Products created using the Company's proprietary technologies, in contrast with most no-fat, low-fat or reduced-fat products on the market, do not contain any artificial or synthetic additives.

         The Company has determined not to apply for any patents relating to its products and, accordingly, does not hold any patents nor has it filed any patent applications for its proprietary technologies, which was developed under the direction of Ronald S. Pickarski, the Company's former vice president in charge of product development. Mr. Pickarski has entered into both confidentiality and noncompetition agreements with the Company. The Company believes that it has taken the steps necessary to obtain legally enforceable assignments of the technology from Mr. Pickarski.

         The Company requires its employees and consultants and potential licensees of the technology and food product manufacturers, if engaged by the Company, sign confidentiality and noncompetition agreements. Despite these measures, there can be no assurance that others will not independently develop products or technologies similar to those of the Company, that confidentiality agreements will not be breached or that the Company will have adequate resources to protect its proprietary technologies. Although the Company believes that its products and technologies do not and will not infringe patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the Company's products or technologies infringe patents or proprietary rights of others, the Company could be required to modify its products or obtain licenses. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the failure to do any of the foregoing would not have a material adverse effect on the Company. Moreover, there can be no assurance that the Company will have the financial or other resources necessary to defend a patent infringement or proprietary rights violation action.

         In December 1993, the Company received a Notice of Allowance of its U.S. trademark application for the "A True to Nature Company" name relating to certain food uses. In April 1994, the company received a Notice of Allowance of its Canadian application for the same trademark. Applications for this trademark is pending in Australia.

The Company in April 1994 received a Notice of Allowance in Canada for its "FIT and design" mark.

PRODUCT LIABILITY

         The testing, marketing and sale of food products entails an inherent risk of allegations of product liability and there can be no assurance that product liability claims will not be asserted against the Company. The Company currently has no product liability insurance coverage but the Company will attempt to be named as a co-insured on the product liability policies of all licensees and manufacturers of the Company's products. If the Company should decide to market its own label products directly to consumers, it maybe required to obtain product liability insurance coverage against liabilities arising from the sale of its products. There can be no assurance that an adequate level of coverage will be available in the future at a reasonable cost, or at all. A partially or completely uninsured successful claim against the Company could have a material adverse effect on the Company.

EMPLOYEES

         As of January 22, 1997, the Company has 2 employees. The Company has no collective bargaining agreement with its employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leased premises at 17 Station Street, Brookline, MA, which it uses for product development and office facilities at a monthly rent of $740. The Company vacated this location on August 1, 1996.

ITEM 3. LEGAL PROCEEDINGS

         On or about October 31,1994, Marie A. Zanco, a former employee of the Company, filed a suit against the Company alleging breach of her employment contract by the Company (Zanco v. Food Integrated Technologies, Inc., Norfolk Superior Court Civil Action No. 94-04499). Ms. Zanco has sought damages in the amount of approximately $35,000 plus attorneys' fees and expenses. The Company settled this claim for $10,000 and both parties have given each other reciprocal unconditional releases.

         On or about October 21, 1994, John Goodhue, a former employee of the Company, filed a complaint with the Commonwealth of Massachusetts for non-payment of certain wages owed to him upon his termination by the Company on October 17, 1994. Mr. Goodhue also alleges that certain other amounts are owed to him, but these amounts are not due under this complaint and the Company disputes that any further amounts are owed Mr. Goodhue. The Company has responded to the complaint and the action is pending. The Company has sued Mr. Goodhue on a note for monies received and unpaid in the amount of $25,000. It is the Company's intent to amend the complaint to allege the dissipation of corporate assets, the use of corporate assets for personal reasons and other claims which will total in excess of $100,000 (Food Integrated Technologies. Inc. v. Goodhue, Suffolk Superior Court Civil Action No. 95-4293).

         John Plexico, a former officer of the Company, has brought a claim for breach of an employment agreement, with damages in excess of $150,000. The Company filed an answer denying Plaintiffs allegations and a counterclaim against Plaintiff for breach of his fiduciary duty as an officer of the Company, causing damages in excess of $1,000,000. Counsel for the Company believes that the Plaintiffs case is very defensible and that the counterclaim has good likelihood of success, although at this time it is not clear what damages can be attributed directly to Mr. Plexico (Plexico v. Food Integrated Technologies, Inc., Norfolk Superior Court Civil Action No. 95-1009).

         George Krasner, a former officer of the Company, has commenced a lawsuit alleging a breach of an oral employment agreement and is seeking damages in the amount of $108,315.50. The Company has denied the allegations and has filed a counterclaim alleging that the Plaintiff breached his fiduciary duties as an officer of the Company in allowing assets of the Company to be misappropriated and dissipated and for failure to seek recovery of said corporate assets. The counterclaim seeks damages against the Plaintiff of at least S1,000,000. Counsel for the Company believes that the Plaintiffs case is very defensible, and that the Company has meritorious claims, but it is not clear at this time what total damages will be recoverable against Plaintiff (Krasner v. Food lntegrated Technologies. Inc., Suffolk Superior Court-Civil Action No. 95-01823).

         In January 1996, four individuals instituted an action against the Company claiming to be due an aggregate of $362,920 (including interest) under promissory notes issued by the Company, plus costs, attorneys fees and additional interest. The Company settled this debt in July of 1996 with a payment of $226,500.

         The Company filed suit against Mr. Salter, a former employee of the Company, seeking monies in excess of $26,000 it alleges were improperly paid to the defendant. Mr. Salter counterclaimed against FIT and Jeffrey B. Lewis, FIT's Chairman and CEO, seeking damages in excess of $2.1 million for breach of contract, abuse of process, and treble damages under the Consumer Protection Act, M.G.L. c.93A. All parties have settled this matter by giving all others unconditional releases.


ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On April 17, 1996 the Company's stock was delisted from trading on NASDAQ for failure to maintain the required minimum asset level. The Company's stock has commenced listing on the electronic bulletin board.

         The following table sets forth the high and low bid prices for the Company's Common Stock for fiscal 1996. The following high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                            High             Low
                                                            Bid              Bid
                                                            ---              ---

Quarter ended January 31, 1996                              $1              $3/8

Quarter ended April 30, 1996                                $9/16           $3/8

Quarter ended July 31, 1996 *

Quarter ended October 31, 1996 *

*The Company's stock was delisted from trading on NASDAQ as of April 15, 1996. The stock trades on the electronic bulletin board at a bid price of $.01 as of January 22, 1997.

          As of January 7, 1997, the Company had approximately 92 shareholders of record.

         The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

         Since inception, the Company had been engaged principally in research and development, product commercialization, various organization activities, establishing test kitchen facilities and raising capital. In November 1993, the Company realized approximately $7,900,000 in net proceeds from its initial public offering of Common Stock and Redeemable Common Stock Purchase Warrants ("IPO") and has used the proceeds of this offering for continued product commercialization and development, product marketing, debt repayment and general corporate purposes.

         The Company had developed all natural foods, including cookies, bread, other bakery products, beef, turkey and vegetarian burgers, sausage, vegetable and seafood lasagnas, soups and condiments, such as salad dressings, sauces and dairy spreads.

         The Company's marketing strategy was to commercialize its technologies and products, principally through license, joint venture or other similar arrangements, with companies such as leading food manufacturers and distributors, supermarket chains with private labels, food service companies and restaurant chains having widespread distribution channels and access to supermarket shelf space. The Company believed that its success would depend on its ability to convince these entities that the Company's proprietary technology and products offer a "natural" solution to the consumer demand for good tasting healthy foods. Management believed that by leveraging the existing distribution, marketing and manufacturing capabilities of these and other similar entities, together with name recognition, the Company could expand its presence in the growing market for healthy foods without expending significant resources or dramatically increasing staff levels.

         There can be no assurance that any of these entities or consumers will regard the Company's products as good-tasting, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will ultimately generate significant revenue or be able to compete successfully.

         There can be no assurance that the Company will successfully develop a product formulation to the satisfaction of any third party manufacturers, licensees or distributors or that any of its remaining uncommercialized products or technologies will successfully be commercialized.

         During fiscal 1995, the Company began to market its cookies under the "FIT" label on a limited basis. This allowed management to evaluate whether it should continue marketing its own cookies in addition to pursuing licensing and private label opportunities.

         During fiscal 1995, the Company and Topco Associates, Inc. ("TAl"), a leading supermarket cooperative, signed a two year licensing agreement pursuant to which TAl had agreed to distribute Company's all-natural, low fat cookies to member supermarkets nationally under TAI's private label. TAl is one of the nation's largest food cooperatives, whose members include over 3,000 supermarkets that account for over 14% of all supermarket sales in the United States. Under the Agreement, the Company would receive a royalty from TAI for each sale of cookies sold. However, TAI has ceased shipping product pending a strategic review of their health products line which included the Company's product. There can be no guarantee that TAI will resume shipping, and if it does, there can be no guarantee that they will include the Company's product.


The Company believes that the current cash and cash equivalents on hand may not be sufficient to fund the Company's operations and foreseeable cash requirements through the end of fiscal 1996. The Company recognizes that unless it begins generating significant and sustainable revenue within this time frame, it will have to seek alternative sources of financing in order to fund its operations. There can be no assurances that such financing will be available on terms favorable to the Company or at all.

ITEM 7.  FINANCIAL STATEMENTS

See Pages F-1 through F-22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors, executive officers and key employees of the Company are as follows:


Name                                    Age          Position
----                                    ---          --------
Jeffrey B. Lewis .....................  57           Chairman of the Board and
                                                     Chief Executive Officer
Edward 5. McDonald, Jr. ..............  48           Senior Vice President and Director of Sales

Larry K. Nick ........................  58           Director

Richard Cowlan .......................  61           Director

Matthew Stacom .......................  77           Director

Ronald A. Pickarski...................  48           Vice President of  Product Development

JEFFREY B. LEWIS has served as a Director since October 5,1994, and Chairman and Chief Executive Officer since February 1995. Since August 1993, Mr. Lewis has been a director of The Microcap Fund, Inc. (a publicly traded closed end mutual fund). In 1968, Mr. Lewis founded J.B. Lewis Associates, Inc., a fully integrated construction company, and has served as its President and Chief Executive Officer since inception.

WILLIAM F. O'CONNOR served as a director from August 1992 until February, 1995, as Chief Operating Officer of the Company since August 1994. Mr. O'Connor served as acting President from November 1993 to May 1994. He served as Vice President of International Affairs of the Company from May 1994 to August 1994. Since June 1984, he has served as Treasurer and President of Goodhues, Inc., a distributor of frozen bakery goods, and as Treasurer and Managing Director of Kitchen Products, Inc., a distributor of food products and a provider of marketing services.

RONALD A. PICKARSKI had served as Vice President of Product Development since December 1992. He served as a Director from August 1992 to October 5,1994. Mr. Pickarski was a First Order Franciscan Brother from August 1970 until May 1993. Since January 1993, he has served as President of Eco-Cuisine, Inc., an educational consulting company to the natural foods industry. As of August 1, 1996, his relationship with the Company has been severed.

EDWARD S. MCDONALD, JR. has served as the Senior Vice President and Director of Sales since January 1994. From February 1993 to January 1994, he served as a sales consultant to the Company. From May 1991 to February 1993, he served as General manager of the Diet Workshop, Inc., and from November 1989 to April 1991 he was Director of Sales at Front Row Video. Previously, Mr. McDonald held several positions including Regional Vice President and National Sales Manager at Kayser-Roth Corporation, a leading manufacturer of branded and private label hosiery and socks. During July 1996, his relationship with the Company has been severed.

KERRY J. DUKES had served as a Director since October 5, 1994. He is currently an officer of the General Partner of Bluestone Capital Partners, L.P., a newly formed broker-dealer. From December 1991 until November 1995, Mr. Dukes was Chief Operating Officer of Commonwealth Associates, an investment banking firm which served as the Company's lead underwriter in its initial public offering. From May 1988 to November 1991, he served as Operations Manager of Commonwealth Associates. On March 1, 1996 he resigned.

LARRY K. NICK has served as a Director since February 1995. Since 1978, Mr. Nick has served as President of Damon Andrews & Co., a financial advisory firm. Mr. Nick has been a Certified Public Accountant since 1963. Mr. Nick is also Managing Trustee of DeRand Reit, a public real estate investment trust.

RICHARD COWLAN has served as a Director since February 1995. Mr. Cowlan has been the vice president - finance and Treasurer of LIB/Go Travel, Inc., a nationwide travel agency since 1974.

MATTHEW STACOM has served as a Director since February 1995. For more than the past five years, Mr. Stacom has been vice chairman of Cushman & Wakefield, a nationwide real estate broker and consultant.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information covering compensation paid by the Company during the fiscal years ended October 13, 1995 and 1996 to each person serving as Chief Executive Officer during the fiscal year ended October 31, 1996, and to each executive officer who was compensated at an annual rate in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                 OTHER ANNUAL
NAME AND PRINCIPAL POSITION         YEAR      SALARY($)        OPTIONS(#)        COMPENSATION
---------------------------         ----      ---------        ----------        ------------
Jeffrey B. Lewis,                   1996       119,620
Chairman and                        1995        93,113          900,000
Chief Executive Officer(1)

William O'Connor,                   1996        56,875
President and                       1995        75,000             --               3,000(3)
Chief Operating Officer(2)

Ronald S. Pickarski,                1996        84,791
Vice President(4)                   1995        78,341(5)          --             $25,125(6)

(1) In February 1995, Mr. Lewis became Chairman and Chief Executive Officer of the Company. Under his employment agreement, he is entitled to a base salary of $250,000 per annum of which $125,000 is paid currently.

(2) Mr. O'Connor served as president and chief executive officer from October 1994 until February 1995.

(3) Represents amounts paid on behalf of Mr. O'Connor for health insurance benefits.

(4) Mr. Pickarski has served as vice president of the Company since at least December 1992. During fiscal 1995, the Company paid Mr. Pickarski at the annualized rate of $110,000.

(5) Includes $56,250 paid to Eco-Cuisine, Inc., a company owned by Mr. Pickarski, through July 31,1995.

(6) Includes approximately $15,525 of living expenses paid on behalf of Mr. Pickarski and amounts paid for automobile and insurance, health insurance and disability policies.

                      Option Grants in Last Fiscal Year(1)

                                           Percent of Total
                                               Options           Exercise
                                              Granted to         or Base
Name               Options Granted            Employees         Price Date      Expiration
Jeffrey B. Lewis      900,000(1)                 100%             $.625          11/24/04

-----------------
(1) No director or executive officer exercised any stock options during the fiscal year ended October 31, 1996.

EMPLOYMENT AGREEMENTS

         In February, 1995, the Company and Mr. Lewis entered into an employment agreement providing for a five year term with a base salary of $250,000 per annum, of which $125,000 is paid currently and the balance is to be deferred. Mr. Lewis will receive, as additional compensation, an amount equal to one and one-half percent of the Company's annual gross sales.

         Pursuant to the Agreement, Mr. Lewis was issued 900,000 shares of the Company's Preferred Stock, par value $.01, which have no dividend or liquidation preference rights, but which have one vote per share on all matters to be voted on by stockholders. Additionally, Mr. Lewis is entitled to receive options to purchase 900,000 shares of the Company's Common Stock at $.625 per share. Upon exercise of each stock option (up to options for 700,000 shares), the Company will redeem one share of Preferred Stock for $.01 per share.

         In December 1992, the Company entered into an employment agreement with Ronald A. Pickarski which expires on December 31, 1996. Pursuant to the Agreement, Mr. Pickarski is to serve as Vice President of Product Development at a base salary of $75,000 per annum. The Agreement requires that Mr. Pickarski devote a minimum of 30 hours per week to the business of the Company. The Agreement also provides for bonuses as determined by the Board of Directors, and employee benefits, including health and disability insurance. in accordance with the Company's policies. The Agreement contains confidentiality provisions and non-competition provisions that prevent Mr. Pickarski from competing with the Company during his term of employment and for the two years following the termination of his employment with the Company. As of August 1, 1996, his relationship with the Company has been severed.

STOCK OPTIONS PLANS

         In 1995, the Board adopted and the Stockholders approved a 1995 Stock Option Plan, which provided for the issuance of up to 1,800,000 stock options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of December 31, 1995 by (i) each person know to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, (iv) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                                   Number of Shares      Percentage
Beneficial Owner**                                   Beneficially Owned      of Class
------------------                                   ------------------      --------
Jeffrey B. Lewis(1)                                      1,367,323             46.2%

Commonwealth Associates                                    170,554              8.1%
733 Third Avenue
New York, NY 10017(2)

Richard H. Cowlan                                           11,000(3)             *

Matthew Stacom                                              10,000(4)             *

Ronald A. Pickarski(5)                                     122,817              5.5%

 Larry K. Nick                                                 -0-               --

All Directors and Executive Officers as a Group          1,511,140             49.4%
(7 persons)

-------------------

*        Less than one percent.

** Unless otherwise indicated, the address is c/o Food Integrated Technologies, 415 East 52nd Street, NY, NY 10022.

(1) Includes an aggregate of 455,223 shares of Common Stock owned by others subject to a voting trust agreement, expiring on October 26, 2002, pursuant to which Mr. Lewis served as trustee and has the sole and exclusive voting power; and 900,000 shares of preferred stock of the Company, which have one vote per share on all matters presented to stockholders. Excludes options to purchase 900,000 shares of common stock of the Issuer, upon exercise of which (up to options for 700,000 shares) the Company will redeem one shares of preferred stock held by Mr. Lewis.

(2) As set forth in the Schedule 13D Amendment filed by Commonwealth Associates on or about April 18, 1995. Does not include; (i) warrants to purchase 565,510. shares at $9.75 per share, and (ii) underwriter's warrants to purchase 113,900 shares at $10.73 per share, which were granted to Commonwealth in connection with the Company's initial public offering.

(3)      Held jointly with Mr. Cowlan's wife.

(4) Owned by Mr. Stacom's wife, in which Mr. Stacom disclaims beneficial ownership.

(5) Includes 20,617 shares of Common Stock issuable upon exercise of stock options and 99,900 shares that the Company has agreed to issue pursuant to a technology transfer agreement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         In November 1993, the Company paid an aggregate of approximately $895,000 to Commonwealth Associates, an investment banking firm of which Kerry
J. Dukes, a director of the Company, served as an executive officer until November 1995, in commissions and expenses for its role as lead underwriter for the Company's initial public offering (the "Offering"). The Company also issued Commonwealth and W.B. McKee (together with Commonwealth, the "Underwriters"), a warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $10.73 per share.

         The Company also agreed, subject to certain limitations, in connection with the exercise of the Warrants issued in the Company's Offering pursuant to solicitation by the Underwriters, to pay the Underwriters a fee of 7% of the exercise price for each Warrant exercised.

         In addition, the Company entered into a consulting agreement with the Underwriters pursuant to which the Underwriters have agreed to provide financial consulting services to the Company. The consulting agreement expires on November 17, 1995. The Company has paid the Underwriters an aggregate of $24,000, which represents all fees due under this agreement. The consulting agreement will not require the Underwriters to devote a specific amount of time to the performance of its duties thereunder. In the event the Underwriters originate a financing or a merger, acquisition, joint venture, or other transaction to which the Company is a party, the Underwriters will be entitled to receive a finder's fee in consideration for origination of such transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

3.1(1)   - Amended and Restate Certificate of Incorporation, as amended.

3.2(1)   - Amended and Restated Bylaws, as amended.

4.1(1)   - Specimen Stock Certificate.

4.2(1)   - Specimen Common Stock Purchase Warrant.

4.3(1)   - Form of Warrant Agreement.

4.4(1)   - Form of warrant to be issued to the Underwriters.

10.3(1)  - Employment Agreement between the Company and Ronald Pickarski dated
           December 1, 1992.

10.8(1)  - Technology Transfer Agreement between the Company and Nashville
           Restaurants Investments, Inc. dated December 10,1992.

10.9(1)  - Form of Confidentiality Agreement for Directors.

10.10(1) - Commercial Lease between the Company and Pegma Realty Trust dated
           February 23, 1993.

10.11(1) - Form of Financial Consulting Agreement between the Company and the
           Underwriters.

10.12(1) - Form of Investment Banking Agreement between the Company and the
           Underwriters (included in Exhibit 10.11).

10.14(1) - Amended and Restated Voting Trust Agreement among the Company and its stockholders dated as of October 26, 1992.

10.21(1) - Warrant to Purchase Common Stock dated May 1, 1992 issued to Garry P.
           Kearney, MD

10.22(1) - Form of 15% Promissory Note issued to certain unaffiliated investors.

10.23(1) - Form of Promissory Note issued in connection with Bridge Financing.

10.24(1) - Form of Warrant to Purchase Common Stock issued in connection with
           Bridge Financing.

10.25(1) - Form of Subscription Agreement issued in connection with Bridge
           Financing.

10.33(1) - Form of Stock Escrow Agreement.

10.34(2) - Agreement between the Company and Topco Associates, Inc. dated as of
           February 27, 1995.

10.37(1) - Amendment No. 1 to Employment Agreement between the Company and
           Ronald A. Pickarski.

10.40(3) - 1994 Stock Option Plan.

10.41(3) - Commercial lease between the Company and 138 Harvard Street Realty
           Trust dated July 28. 1994.

10.42(4) - Settlement Agreement and Mutual General Release between Food
           Integrated Technologies, Inc. and Daniel R. Deakins dated December 19,1994.

10.43(2) - Settlement Agreement and Mutual General Release between Curtis
           Nuclear Associates, Inc. d(b/a Anatec International, Inc. and Food Integrated Technologies, Inc. dated February 9, 1995

10.44(5) - Employment Agreement with Jeffrey B. Lewis

10.45(5) - License with Topco Associates, Inc.

10.46(5) - 1995 Stock Option Plan.

11       - Statement re Computation of Per Share Earnings (filed herewith).

99.1(1)  - Form of Agreement between the Underwriters and the Company's stockholders with respect to transferability of shares.

---------------

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-58910-B) or amendments thereto and incorporated herein by reference.

         (2) Filed as an Exhibit to the Company's Form 10-QSB for the quarter ended April 30, 1993 and incorporated herein by reference.

         (3) Filed as an Exhibit to the Company's Form 10-KSB for the fiscal year ended October 31, 1994 and incorporated herein by reference.

         (4) Filed as an exhibit to the Registrant's Registration Statement on Form 8-K dated December 19, 1994 and incorporated herein by reference.


         (5) Filed as an Exhibit to the Company's Form 10-QSB for the quarter ended January 31, 1995.

         (b)     Reports on Form 8-K.

         No reports on Form 8-K were filed with the Commission during the last quarter of fiscal 1995.

                                      INDEX


                                                                          PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2
                                                                           F-2A

BALANCE SHEETS AS Of OCTOBER 31, 1995 AND 1996                             F-3

STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED OCTOBER 31, 1996 AND FOR THE PERIOD FROM INCEPTION (JUNE 6,
1989) TO OCTOBER 31, 1996                                                  F-4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED OCTOBER 31, 1996 AND FOR THE PERIOD FROM
INCEPTION (JUNE 6, 1989) TO OCTOBER 31, 1996                               F-5

STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED OCTOBER 31, 1996 AND FOR THE PERIOD FROM INCEPTION (JUNE 6,
1989) TO OCTOBER 31, 1996                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                              F-7

         [ANDREW A. MITCHELL CERTIFIED PUBLIC ACCOUNTANT LETTERHEAD]




To Food Integrated Technologies, Inc.:

We have audited the accompanying balance sheet of Food Integrated Technologies, Inc. (a Delaware corporation in the development stage) as of October 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from inception (June 6, 1989) through the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Food Integrated Technologies, Inc. for the period from inception (June 6, 1989) through the year ended October 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Food Integrated Technologies, Inc. from the period from inception (June 6, 1989) through October 31, 1995 is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Food Integrated Technologies, Inc. as of October 31, 1996, and the results of its operations and its cash flows for the year then ended and for the period from inception (June 6, 1989) through October 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Food Integrated Technologies, Inc. will continue as a going concern. As discussed in
Note 18 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Andrew A. Mitchell

Upper Montclair, NJ
January 23, 1997

                        [ARTHUR ANDERSEN LLP LETTERHEAD]





                   Report of Independent Public Accountants


To Food Integrated Technologies, Inc.:

We have audited the accompanying balance sheets of Food Integrated Technologies, Inc. (a Delaware corporation in the development stage) as of October 31, 1994 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended
October 31, 1995 and for the period from inception (June 6, 1989) to October
31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Integrated Technologies, Inc. as of October 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995 and for the period from inception (June 6, 1989) to October 31, 1995 in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 25, 1996

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    BALANCE SHEETS--OCTOBER 31, 1995 AND 1996

ASSETS                                                                   1995             1996
CURRENT ASSETS:
Cash and cash equivalents                                           $  1,115,715      $    206,205
Accounts receivable                                                       57,665                 0
Accounts receivable from former officers, net of
  reserves of $25,000 and $0 at October 31, 1995
  and 1996 respectively                                                  200,000           175,000

 Note receivable                                                          75,937                 0
 Prepaid expenses                                                        177,749            11,707
                                                                    ------------      ------------

         Total current assets                                          1,627,066           392,912
                                                                    ------------      ------------

PROPERTY AND EQUIPMENT, AT COST:
 Leasehold improvement                                                    26,709                 0
 Equipment                                                                68,613                 0
                                                                    ------------      ------------
                                                                          95,322                 0
 Less--Accumulated depreciation
      and amortization                                                    61,933                 0
                                                                    ------------      ------------
                                                                          33,389                 0

OTHER ASSETS                                                             288,700           288,700
                                                                    ------------      ------------

                                                                    $  1,949,155      $    681,612
                                                                    ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           1995             1996

CURRENT LIABILITIES:
  Accounts payable                                                  $     87,331      $     12,267
  Accrued expenses                                                       282,578           343,597
  Current portion of notes and interest payable to stockholders          307,941                 0


                                                                    ------------      ------------

     Total current liabilities                                           677,850           355,864
                                                                    ------------      ------------

        Total liabilities                                                677,850           355,864
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - $.01 par value-
     Authorized - 2,500,000 shares
     Issued and outstanding -900,000 shares at October 31, 1995            9,000             9,000
     and 1996
     Common stock - $.01 par value-
     Authorized - 15,000,000 shares
     Issued - 2,514,435 and 2,514,432 shares at                           25,144            25,144
        October 31, 1995 and 1996 respectively
  Additional paid-in capital                                          10,402,526        10,402,526
  Deficit accumulated during the development stage                    (8,841,022)       (9,786,579)
                                                                    ------------      ------------

                                                                       1,595,648           650,091
   Less-Treasury stock at cost-10,000 shares and 452,112
   shares at October 31, 1994 and 1995, respectively                    (324,343)         (324,343)
                                                                    ------------      ------------
        Total stockholders' equity (deficit)                           1,271,305           325,748
                                                                    ------------      ------------

                                                                    $  1,949,155      $    681,612
                                                                    ============      ============

   The accompanying notes are an integral part of these financial statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED OCTOBER 31, 1996
      AND FOR THE PERIOD FROM INCEPTION (JUNE 6, 1989) TO OCTOBER 31, 1996



                                                                                                                 CUMULATIVE FROM
                                                                                                                     INCEPTION
                                                                                                                  (JUNE 6, 1989)
                                                               FOR THE YEARS ENDED OCTOBER 31,                     TO OCTOBER 31,
                                                      1994                   1995                 1996                  1996
REVENUE                                           $        --           $    22,875           $     4,796           $    27,671

EXPENSES:
     Cost of revenues                                      --                16,118                 2,109                18,227
     Research and development                         581,493               157,977                 2,628             1,898,568
     General and administrative                     2,234,718               494,464             1,002,205             5,267,579
     Marketing                                        664,266                63,474                    --             1,862,354
     Interest and financing, net
                                                      376,598              (101,932)              (56,589)              926,522
                                                  -----------           -----------           -----------           -----------

NET LOSS                                          $ (3857,075)          $  (607,226)          $  (945,557)          $(9,945,579)
                                                  ===========           ===========           ===========           ===========

NET LOSS PER COMMON SHARE                         $     (1.58)          $      (.29)          $      (.46)
                                                  ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                         2,444,671             2,077,660             2,062,323
                                                  ===========           ===========           ===========




   The accompanying notes are an integral part of these financial statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED OCTOBER 31, 1995 AND 1996
      AND FOR THE PERIOD FROM INCEPTION (JUNE 6, 1989) TO OCTOBER 31, 1996


                                                                    PREFERRED STOCK                     COMMON STOCK
                                                              NUMBER OF         $.01            NUMBER OF           $.01
                                                               SHARES         PAR VALUE          SHARES           PAR VALUE
INITIAL STOCKHOLDERS' INVESTMENT
(June 6, 1989), includes compensation expense
of $11,016                                                         --                --           754,932          $ 7,549
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1989
     Sale of common stock, includes compensation
        expense of $209,055                                        --                --           156,853            1,569
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1990                                          --                --           911,785            9,118
     Sale of common stock, includes compensation
        expense of $134,087                                        --                --            80,954              809
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1991                                          --                --           992,739            9,927
     Sale of common stock, includes compensation
        expense of $30,499                                         --                --            21,696              217
     Issuance of warrants in connection w/ notes payable           --                --                --               --
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1992                                          --                --         1,014,435           10,144
     Issuance of warrants in connection w/ notes payable           --                --                --               --
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1993                                          --                --         1,014,435           10,144
     Issuance of warrants in connection w/ notes payable           --                --                --               --
     Sale of common stock and redeemable common
        stock purchase warrants in connection w/ the
        initial public offering, net of $1,976,550 of
        issuance costs                                             --                --         1,500,000           15,000
     Forgiveness of debt by DRC                                    --                --                --               --
     Purchase of treasury stock, 10,000 shares                     --                --                --               --
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1994                                          --                --         2,514,435           25,144
     Issuance of preferred stock to officer                   900,000             9,000                --               --
     Compensation related to issuance of nonqualified
        stock options                                              --                --                --               --
     Settlement with prior stockholders                            --                --                --               --
     Settlement with former chairman                               --                --                --               --
     Sale of 100,000 share of treasury stock                       --                --                --               --
     Forgiveness of debt and issuance of 12,000 shares
        of treasury stock for settlement w/ noteholders            --                --                --               --
     Shares committed for acquisition of technology                --                --                --               --
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1995                                     900,000          $  9,000         2,514,435          $25,144
     Net loss                                                      --                --                --               --
                                                              -------          --------         ---------          -------
BALANCE, OCTOBER 31, 1996                                     900,000          $  9,000         2,514,435          $25,144
                                                              =======          ========         =========          =======


                                                                               DEFICIT ACCUMULATED               TOTAL
                                                                                  DURING THE                 STOCKHOLDERS'
                                                               ADDITIONAL         DEVELOPMENT      TREASURY     EQUITY
                                                             PAID-IN CAPITAL         STAGE          STOCK      (DEFICIT)
INITIAL STOCKHOLDERS' INVESTMENT
(June 6, 1989), includes compensation expense
of $11,016                                                    $      7,550        $        --     $      --   $    15,099
     Net loss                                                           --            (197,171)          --      (197,171)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1989
     Sale of common stock, includes compensation
        expense of $209,055                                        340,386                 --            --       341,955
     Net loss                                                           --           (385,919)           --      (385,919)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1990                                          347,936           (583,090)           --      (226,036)
     Sale of common stock, includes compensation
        expense of $134,087                                        175,678                 --            --       176,487
     Net loss                                                           --           (324,955)           --      (324,955)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1991                                          523,614            908,045)           --      (374,504)
     Sale of common stock, includes compensation
        expense of $30,499                                          47,082                 --            --        47,299
     Issuance of warrants in connection w/ notes payable            95,550                 --            --        95,550
     Net loss                                                           --         (1,351,289)           --    (1,351,289)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1992                                          666,246         (2,259,334)           --    (1,582,944)
     Issuance of warrants in connection w/ notes payable           312,591                 --            --       312,591
     Net loss                                                           --         (2,276,387)           --    (2,276,387)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1993                                          978,837         (4,535,721)           --    (3,546,740)
     Issuance of warrants in connection w/ notes payable            75,950                 --            --        75,950
     Sale of common stock and redeemable common
        stock purchase warrants in connection w/ the
        initial public offering, net of $1,976,550 of
        issuance costs                                           7,871,221                 --            --     7,886,221
     Forgiveness of debt by DRC                                    500,000                 --            --       500,000
     Purchase of treasury stock, 10,000 shares                          --                 --       (45,903)      (45,903)
     Net loss                                                           --         (3,857,075)           --    (3,857,075)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1994                                        9,426,008         (8,392,796)      (45,903)    1,012,453
     Issuance of preferred stock to officer                             --                 --            --         9,000
     Compensation related to issuance of nonqualified
        stock options                                              150,000                 --            --       150,000
     Settlement with prior stockholders                            402,789            159,000            --       561,789
     Settlement with former chairman                                    --                 --      (349,000)     (349,000)
     Sale of 100,000 share of treasury stock                       112,000                 --        63,000       175,000
     Forgiveness of debt and issuance of 12,000 shares
        of treasury stock for settlement w/ noteholders             61,729                 --         7,560        69,289
     Shares committed for acquisition of technology                250,000                                        250,000
     Net loss                                                           --           (607,226)           --      (607,226)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1995                                     $ 10,402,526        $(8,841,022)    $(324,343)  $ 1,271,305
     Net loss                                                           --           (945,557)           --      (945,557)
                                                              ------------        -----------     ---------   -----------
BALANCE, OCTOBER 31, 1996                                     $ 10,402,526        $(9,786,579)    $(324,343)  $   325,748
                                                              ============        ===========     =========   ===========


   The accompanying notes are an integral part of these financial statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED OCTOBER 31, 1996
      AND FOR THE PERIOD FROM INCEPTION (JUNE 6, 1989) TO OCTOBER 31, 1996

                                                                                                                        CUMULATIVE
                                                                                                                      FROM INCEPTION
                                                                                                                      (JUNE 6, 1989)
                                                                        FOR THE YEARS ENDED OCTOBER 31,               TO OCTOBER 31,
                                                                   1994              1995               1996              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                 $(3,857,075)       $  (607,226)       $  (945,557)       $(9,945,579)
     Adjustments to reconcile net loss to net
     cash used in operating activities --
        Depreciation and amortization                              29,727             20,619             12,721            209,723
        Compensation and financing expense
          related to issuance of common stock
          and warrants                                            355,115            150,000                 --            889,772
        Compensation expense related to issuance of
          preferred stock                                              --              9,000                 --              9,000
        Changes in assets and liabilities -
          Loss on sale of property                                     --                 --             18,917             18,917
          Gain on retirement of long term debt                         --                 --            (21,441)           (21,441)
          Accounts receivable                                          --            (57,665)            57,665                 --
          Accounts receivable from former officers               (341,988)           (97,000)           271,000           (175,000)
          Prepaid expenses                                        (32,645)          (139,104)           166,042            (11,707)
          Other assets                                             (7,100)           (31,600)                --            (38,700)
          Accounts payable                                       (359,199)           (58,744)           (75,064)            12,267
          Accrued expenses                                       (228,960)           (72,958)           (46,508)           292,070
          Accrued interest on notes payable and bridge
            financing                                              (4,256)            31,628           (198,473)                --
                                                              -----------        -----------        -----------        -----------
                    Net cash used in operating activities      (4,446,381)          (853,050)          (760,698)        (8,760,678)
                                                              -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                           (52,329)            (1,720)             1,751            (93,571)
     Proceeds from note receivable                                     --            (75,937)            75,937                 --
     Note receivable from a related party                        (579,219)                --                 --           (579,219)
     Principal repayments from a related party                    100,000                 --                 --            100,000
                                                              -----------        -----------        -----------        -----------
                    Net cash used in investing activities        (531,548)           (77,657)            77,688           (572,790)
                                                              -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                   39,500                 --                 --            655,769
     Payment of note payable                                     (650,769)            (3,000)                --           (653,769)
     Proceeds from notes payable to stockholders                   10,000                 --                 --            347,500
     Payments of note payable to stockholders                    (114,082)           (10,595)          (226,500)          (351,177)
     Proceeds from amounts payable to affiliate                   (38,269)                --                 --          1,329,849
     Proceeds from bridge financing                                98,000                 --                 --            600,000
     Payments of bridge financing                                (600,000)                --                 --           (600,000)
     Purchase of  treasury stock                                  (45,903)                --                 --            (45,903)
     Purchase of treasury stock                                        --            175,000                 --            175,000
     Proceeds from sale of common stock and redeemable
        common stock warrants                                   7,886,221                 --                 --          8,082,404
     (Increase) decrease in deferred offering
        & financing cost                                          259,245                 --                 --                 --
                                                              -----------        -----------        -----------        -----------
                    Net cash provided by financing
                         activities                             6,843,943            161,405           (226,500)         9,539,673
                                                              -----------        -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                1,866,014           (769,302)          (909,510)           206,205
CASH AND CASH EQUIVALENTS, Beginning of Period                     19,003          1,885,017          1,115,715                 --
                                                              -----------        -----------        -----------        -----------
CASH AND CASH EQUIVALENTS, End of Period                      $ 1,885,017        $ 1,115,715        $   206,205        $   206,205
                                                              ===========        ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITY:
     Increase in deferred offering and financing costs        $        --        $        --        $        --        $        --
                                                              ===========        ===========        ===========        ===========

     Issuance of warrants in connection                       $        --        $        --        $        --        $   484,091
                                                              ===========        ===========        ===========        ===========
     Settlement with former chairman                          $        --        $   349,000        $        --        $   349,000
                                                              ===========        ===========        ===========        ===========
     Increase in additional paid-in capital due to debt
        settlement with prior stockholders                    $        --        $   464,518        $        --        $   464,518
                                                              ===========        ===========        ===========        ===========
     Increase in additional paid-in capital due to
        commitment of shares for acquisition of
              technology                                      $        --        $   250,000        $        --        $   250,000
                                                              ===========        ===========        ===========        ===========


CASH PAID FOR INTEREST                                        $   132,493        $        --        $        --        $   132,493
                                                              ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996


(1)     ORGANIZATION

Food Integrated Technologies, Inc. (FIT or the Company) was formed on November 8, 1991 to merge with Volunteer Restaurant Corporation of America, Inc. (Volunteer), which was incorporated on June 6, 1989. The Company is a development stage company engaged in the development, licensing and marketing of its proprietary technologies for food preparation.

(2)     OPERATIONS

The Company is in the development stage, and the success of its future operations is subject to a number of risks similar to those of other companies in the same stage of development. Principal among these risks are the successful development and marketing of its products, competition from substitute products and larger companies, the ability to obtain adequate financing to fund future operations and dependence on key individuals.

 Since inception, the Company has been primarily engaged in research and development analysis and consumer market testing of its products, and raising capital. The majority of the Company's activities have been performed by outside consultants through 1993. Prior to the year ended October 31, 1996 the Company had not recorded any significant revenues since inception and has incurred cumulative losses through October 31, 1996 of $9,945,579. The Company's activities have been funded primarily through the proceeds of an initial public offering and bridge financing from individuals.

The Company's continued operations, funding of research and development, and ability to commercialize products will depend on cash flows from operations, if any, and the Company's ability to raise additional funds through equity or debt financing. As of April 15, 1996 the Company's stock was delisted from trading on the NASDAQ for failure to maintain the minimum financial requirements. This severely limits the Company's ability to raise future capital and management believes that it will not have adequate cash available to continue operations through October 31, 1997.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(2)     OPERATIONS (Continued)

  On August 4, 1994, Daniel R. Deakins (the former Chairman) resigned as Chairman of the Board of Directors. On August 5, 1994, the former Chairman recanted his resignation, and on that date the Company terminated the former Chairman for cause. Subsequently, the Company reorganized its Board of Directors and top management. In connection with this reorganization, the Company is involved in certain litigation and may be subject to additional litigation.

  On December 19, 1994, the Company and the former Chairman agreed to release each other from any and all claims arising prior to that date (the Settlement), and in connection therewith the former Chairman agreed to deliver to the Company substantially all of his common shares, options, warrants and rights and any other securities of the Company (see Note 4).

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying financial statements reflect the application of certain accounting policies described below.

    (a)  Cash and Cash Equivalents

         Cash and cash equivalents consist of highly liquid investments with original maturities of less than 90 days. The Company accounts for cash equivalents in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Investments in Debt and Equity Securities. Under SFAS No. 115, the Company's cash equivalents are classified as held-to-maturity securities. At October 31, 1996, cash equivalents consisted primarily of investments in money market funds and are carried at amortized costs which approximate market value.

    (b) Depreciation and Amortization

         The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of property and equipment over their estimated useful lives of three to five years.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)



(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    (c)  Net Loss per Common Share

         Net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Fully diluted net loss per common share has not been presented, as the amounts would not differ significantly from primary net loss per common share.

    (d)  Revenue Recognition

         The Company recognizes product revenues upon shipment and license revenues ratably over the licensed period.

    (e)  New Accounting Standards

         During December 1994, the American Institute of Certified Public Accountants (AICPA) issued SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties Summary, which is effective for fiscal years ending after December 15, 1995. During March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-lived Assets, which is effective for fiscal years beginning after December 15, 1995. During October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation, which is effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

(4) AMOUNTS RECEIVABLE FROM FORMER OFFICERS

    From inception, the Company advanced the former Chairman $349,000, which consisted of advances and expenses paid by the Company on his behalf. On December 19, 1994, the former Chairman settled this receivable for 554,112 shares of the Company's common stock. The Company and the former Chairman agreed to release each other from any and all claims arising prior to that date, and in connection therewith, the former Chairman agreed to deliver to the Company all of his shares of common stock, options and warrants to purchase common stock, and any other rights relating to the Company's securities, other than 5,000 shares of common stock, which he retained. Additionally, the Company agreed to deliver a maximum of 45,000 shares to identified individuals in full satisfaction of

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)

(4) AMOUNTS RECEIVABLE FROM FORMER OFFICERS (Continued)

    potential obligations for money lent to and for services performed for the Company. The liability for these services is included in accrued expenses on the accompanying balance sheet at October 31, 1994. In addition, the Former Chairman resigned as trustee of a Voting Trust and appointed Jeffrey B. Lewis, the Company's Chief Executive Officer, the successor trustee. This settlement was recorded as a reduction of the note receivable and an increase to treasury stock in the accompanying financial statements.

    Additionally, the Company loaned $25,000 to its former Vice President and Director of Corporate Affairs. This loan bore interest at 7% and was due June 1995. The Company is pursuing collectibility of this and other amounts through litigation, the success of which is indeterminable as of October 31, 1996.

(5) NOTES RECEIVABLE

    The Company purchased two units, at $50,000 per unit, of a bridge financing that was being conducted by Vitafort International, Corporation (Vitafort) which prior to the 80:1 reverse split consisted of warrants to purchase 245,000 shares of Vitafort common stock, at $.07 per share and a senior secured promissory note in the amount of $50,000, bearing interest at a rate of 15% and payable at the earliest of (l) 15 months from the date of the closing, (2) the date of closing of a proposed private placement or (3) the date of the closing of a sale of securities with gross proceeds of $1,000,000 or more. Certain members of Vitafort's management have agreed to purchase 25% of the Company's units, at the Company's request, in the event that the bridge financing is not repaid in full within six months of the closing.

    On the six-month anniversary of the closing, the Company notified Vitafort that it would take advantage of the 25% repurchase commitment and received $25,000. The remaining amounts were collected. The Company also has an investment in Vitafort, which is reflected on the accompanying balance sheet.

(6) PURCHASED TECHNOLOGY

    On May 12, 1995, the Company entered into an agreement with Eco-Cuisine, an educational food consulting company, of which one of the officers of the Company is its president, for the purchase of food technologies related to specific products. Under the terms of the agreement, at Eco Cuisine's direction, the Company will issue 100,000 shares of its common stock, a maximum of 50,000 shares in calendar year 1995 and the remaining shares over the ensuing two-year period, in exchange for such purchased technologies. The Company will amortize the purchased technology over its estimated useful life, not to exceed 10 years. The Company's Board of Directors determined that the fair value of the technology received exceeded the fair value of the shares. Thus, the intangible asset recorded in the accompanying financial statements was as the fair market value of the 100,000 shares to be issued as of May 12, 1995. The Company will continue to evaluate the realizability of this asset in accordance with the provisions of SFAS No. 121.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(7) AMOUNTS PAYABLE TO AFFILIATE

    The Company had borrowed various amounts from Deakins Restaurant Corporation
    (DRC), a company affiliated with the former Chairman of the Board of the Company. The former Chairman was a major stockholder and an officer of DRC. These unsecured borrowed amounts consisted of a $250,000 note bearing interest at 7%, the corresponding accrued interest and expenses paid on behalf of the Company by DRC and unsecured non interest-bearing payables. Upon the completion of the Company's initial public offering of its common stock (IPO), DRC forgave $300,000 of the unsecured noninterest-bearing payables. The Company recorded this amount as additional paid-in capital. The remaining amounts were due at such time as the Company achieved revenues of at least $2,000,000 for any fiscal quarter, or $4,000,000 for any fiscal year, but in no event prior to December 31, 1994. DRC assigned the right to receive the remaining amounts (the Assignment) (approximately $882,000 as of February 9, 1995) to Curtis Nuclear Associates, Inc. (CNA). As discussed in
    Note 8, on February 9, 1993, the Company and CNA entered into the Mutual Release whereby CNA released the Company from claims for any amounts due pursuant to the Assignment.

(8) ADVANCES AND REPAYMENT TO A NOTEHOLDER/RELATED PARTY

    From November 1993 through March 1994, the Company paid approximately $1,304,000 to a noteholder (Curtis Nuclear Associates, Inc. d/b/a Anatec International, Inc.) whose President Blaine C. Curtis (Curtis) is a former stockholder, debtholder and member of the Board of Directors of DRC. Of this amount, $734,195 represented principal and interest on bridge loans made to the Company by the Noteholder in 1992 and 1993, with a stated maturity date of December 31, 1994. The balance of $570,339 was an unsecured note receivable.

    In December 1994, Curtis and CNA filed suit against the Company. On February 9, 1995, the Company entered into a Settlement Agreement and Mutual General Release (the Mutual Release) pursuant to which the Company released Curtis and CNA from any and all claims arising prior to the date of the Mutual Release, including any claims by the Company against Curtis or CNA for any amounts due to the Company under the $370,000 note receivable and Curtis; and CNA released the Company from any and all claims arising prior to the Mutual Release date, including any claims by' Curtis or CNA against the Company for any amounts due to Curtis or CNA pursuant to the Assignment. Curtis and CNA also agreed to relinquish all rights to any warrants to purchase the Company's common stock and any other rights to purchase the Company's securities. In addition, the Company, Curtis and CNA terminated all other agreements. understandings and obligations, including the product and finder's fee agreements.

                                      F-l1

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(9) LONG-TERM DEBT

    At October 31, 1995 and 1996, long-term debt consisted of the following:

                                                                 1995                  1996

              Notes and interest payable                      $       --          $       --
              Notes and interest payable to stockholders         232,840                  --
              Notes and interest payable to a stockholder
                and a stockholder/director                        75,101                  --
                                                              ----------          ----------

                                                                 307,941                  --

              Less ---- Current portion                          307,941                  --
                                                              ----------          ----------

                                                              $       --          $       --
                                                              ==========          ==========


     (a)  Notes Payable

         In June 1992, the Company issued $495,000 in notes payable to certain individuals. The notes bear interest at 10% for the first three months outstanding, and at the Reference Rate plus 2% thereafter. The notes, as amended in August 1993, were due in December 1994. As additional consideration for these notes payable, the Company issued warrants to purchase 82,500 shares of common stock at $ 1.20 per share (see Note 14(e)).

         In July 1993, the Company issued a $121,269 note payable. The note bears interest at 10% per annum and was due on December 1994.

         The Company repaid all except $5,000 principal plus interest in fiscal 1994. In connection with this advanced repayment, the remaining debt discount of $36,073 was expensed in the first quarter of fiscal 1994. The Company did not make the remaining $5,000 principal payment plus interest on December 31, 1994. On June 14, 1995, the Company entered into a settlement agreement, which released the Company from all remaining obligations under the note, for $3,000. The remaining principal and interest that was forgiven was recorded as additional paid-in capital.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)

9) LONG-TERM DEBT (Continued)

    (b)  Notes Payable to Stockholders

         In October and November 1991, the Company issued $272,500 of notes payable to certain stockholders. The notes, as amended, bear interest at 15% per annum and are payable in three equal annual principal installments, plus interest, beginning on December 31, 1994. Of the $272,500 principal amount outstanding under the notes, $54,715 has been paid by the Company, of which $29,215 was paid during fiscal 1994.

         The Company did not make the required repayments on December 31, 1994. In June 1995, the Company entered into settlement agreements with two noteholders. Under one settlement, all of the original principal had been repaid prior to October 31, 1994 and only accrued interest of approximately $8,000 was outstanding. The settlement released the Company from all obligations arising under the note for a payment of $595. Under the other settlement, $43,200 of unpaid principal and approximately $21,000 of the accrued interest were outstanding. The settlement released the Company from all obligations arising under the note in exchange for $10,000 and 12,000 shares (at a cost of $7,560) of the Company's treasury stock. The remaining principal and accrued interest of approximately $62,000 that was forgiven under both of these settlement agreements was recorded as additional paid-in capital in the accompanying financial statements.

         In January 1996, four individuals instituted an action against the Company claiming to be due an aggregate of $362,920 (including interest) under promissory notes issued by the Company, plus costs, attorney's fees and additional interest. The Company settled this debt in July 1996 with a payment of $226,500.

    (c)  Notes Payable to Stockholder/Director

         In May 1992, the Company issued $90,000 of notes payable to a stockholder and a stockholder/director. The notes bear interest at 10% for the first three months outstanding, and at the Reference Rate plus 2% thereafter. The notes, as amended in August 1993, and accrued interest are due in December 1994. The Company repaid $30,000 in fiscal 1994. As additional consideration for these notes payable, the Company issued warrants to purchase 15,000 shares of common stock at $ 1.20 per share (see Note 14(e)).

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(10) BRIDGE FINANCING

   In March and April 1993, the Company borrowed $125,000 from certain individuals, of which $16,250 was paid to Thomas James Associates, Inc. as a commission. In October and November 1993, the Company borrowed an additional $475,000 of bridge financing from certain individuals and paid $55,250 to W.B. Mckee as a commission. The bridge loans bore interest at 10% for the first three months and, thereafter, at the prime rate plus 2%. The $600,000 of bridge financing was repaid on December 6, 1993 from the proceeds of the Company's IPO.


   As consideration for the amounts borrowed, the Company issued warrants to purchase 99,996 shares of common stock at $1.20 per share. As a result, the Company recognized a debt discount of $388,538, of which the remaining balance of $315,898 was expensed in the first quarter of fiscal 1994 in connection with the repayment of the bridge financing.


(11) RELATED PARTY TRANSACTIONS


    (a)  Expenses for Services Performed

         The Company had no employees until December 1992, as it had been principally managed by consultants since its inception. Amounts expensed for services rendered by consultants, who also serve as officers and/or directors, ex-directors or stockholders, during the years ended October 31, 1992, 1993 and 1994, and from the date of inception through October 31, 1994, were $140,445, $320,034, $488,489 and $1,000,298, respectively. No services were rendered by any consultants in the capacity of an officer or director, by any former officer or director or stockholder during the year ended October 31, 1996.

    (b)  Consulting Agreements

         The Company has entered into the following consulting agreements.

          DIRECTORS OF THE COMPANY

          The Company received consulting services from two former directors during 1994. The amounts related to these services and expensed during fiscal 1994 totaled $99,400. The Company also paid $25,000 in fiscal 1994 to a former director for financial consulting fees.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)



(11) RELATED PARTY TRANSACTIONS (Continued)


    (b)  Consulting Agreements (Continued)

         OTHER CONSULTING AGREEMENTS

         In March 1992, the Company entered into a three-year consulting agreement with a consultant who is responsible for identifying potential licensees, purchasers and joint ventures in marketing the Company's products and its proprietary technologies. The agreement includes confidentiality provisions and noncompetition provisions for a period of five years, and provides for compensation equal to 10% of the initial fee of each product agreement and 3% of all other payments in relation to the contract, as defined. No amounts were ever earned under this agreement, which expired in fiscal 1995.

(12) TECHNOLOGY TRANSFER AND LICENSE AND DISTRIBUTION AGREEMENTS WITH RELATED PARTIES

    In December 1992, the Company entered into a technology transfer agreement with Nashville Restaurant Investments, Inc. (NM), a company owned by the former Chairman, whereby NM agreed to sell, transfer and deliver NM's rights, title and interest in and to the company's proprietary technologies to the Company. Simultaneously, NM entered into a license and distribution agreement with the Company which grants NM the exclusive rights and license to distribute, promote, sell or sublicense the Company's products to restaurants whose menus comprise food products that consist of 51% or more of, or incorporate, the Company's products. The license and distribution agreement was mutually terminated by the Company, the former Chairman and the sole shareholder of NM on December 19, 1994 pursuant to the settlement agreement between the Company and its former Chairman (see Note 4).

    In November 1992. the Company entered into a nonexclusive license and marketing agreement with Kitchen Products, Inc. (KPI), an entity in which the Company's former President served as Treasurer and Managing Director. The agreement was terminated in January 1995.

                                      F-l5

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(13)  EMPLOYMENT AGREEMENTS

    On December 10, 1992, the Company entered into employment and compensation agreements with five of its officers, including the former Chairman. Four officers received a base salary of $75,000 per annum and other officers received $150,000 per annum. Additionally, the Company reimbursed the former Chairman for his housing and automobile expenses, which did not exceed $2,300 per month. All employment agreements expired on December 31, 1994, except for one officer's agreement, which was extended to December 1996. The former Chairman's employment agreement was terminated in August 1994 in connection with the Company's reorganization (see Note 2(a)). The Company is involved in litigation with certain of these employees and consultants relative to these contracts (see NOTE 15(C)).

    In February 1995, the Company entered into an employment agreement with its present Chairman and Chief Executive Officer. The agreement provides for a base salary of $250,000 per annum, of which $125,000 is payable currently and the remaining is payable when the Company's cash flow permits. In addition to the base salary, the Chairman is entitled to receive additional salary in the form of a non-discretionary bonus in an amount equal to 1-1/2% of the Company's gross sales. Pursuant to the agreement, the Chairman received 900,000 shares of the Company's preferred stock. Additionally, the Chairman is entitled to receive options to purchase 900,000 shares of the Company's common stock at $.625 per share. Upon exercise of each stock option, the Company will redeem one share of preferred stock. This agreement expires five years from inception.

(14)  STOCKHOLDERS' EQUITY

    (a) Initial Public Offering

         On November 17, 1993, the Company issued 1,500,000 shares of common stock at $6.50 per share and 1,500,000 warrants at $.10 per warrant in an IPO and received approximately $7,900,000 in net proceeds after underwriting commissions and other issuance costs. Each warrant is exercisable to purchase one share of common stock at a price of $9.75 until November 17, 1998. The warrants are redeemable by the Company upon the consent of Commonwealth Associates (an investment banking firm for which Kerry J. Dukes and Marc N. Siegal, directors of the Company, serve as executive officers) and W.B. McKee Securities, Inc. (together with Commonwealth, the Underwriters) at any time commencing November 17, 1994 upon notice of not less than 30 days, at a price of $.10 per warrant, and under certain conditions, as defined. Additionally, the Company issued to the Underwriters 147,850 warrants in December 1993 pursuant to the partial exercise of the Underwriters' over-allotment option and received approximately $12,000 of net proceeds. In connection with the IPO, the Company issued to the Underwriters for an aggregate of $150, warrants (Underwriters' warrants) to

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)

(14)   STOCKHOLDERS' EQUITY (Continued)

    (a) Initial Public Offering (Continued)

        purchase up to 150,000 shares of common stock and/or 150,000 underlying warrants at an exercise price of $10.73 per share of common stock and $1.65 per warrant. The underlying warrants are each exercisable to purchase one share of common stock at a price of $16.09 per share.

    (b) Voting Trust Agreement

        Prior to the Company's IPO, each stockholder agreed to deposit and transfer to Daniel R. Deakins, the Company's former Chairman, all stock certificates for a period of 10 years, beginning in October 1992. During the 10-year period, the Trustee, with respect to the shares, is entitled to exercise the right to vote for every purpose as though he were the absolute owner of the shares. On December 19, 1994, Mr. Deakins resigned as Trustee and appointed Mr. Jeffrey B. Lewis, a Company Director, as the successor Trustee.

    (c) Reserved Shares

        The Company has reserved shares of common stock as follows:

          Warrants issued in connection with the Company's IPO     1,647,850
          Incentive stock options                                  2,032,259
          Underwriter warrants issued in connection with the
            Company's IPO                                            300,000
          Warrants issued in connection with notes payable           197,496
          Warrants issued in connection with the settlement           40,000
                                                                   ---------

                                                                   4,217,605
                                                                   =========

    (d) Stock Options

        In August 1992, the Company approved and adopted the 1992 Stock Option Plan (1992 Plan), which provides for a maximum of 232,259 shares of common stock that may be issued as incentive stock options (ISO) and non-qualified options. Under the 1992 Plan, non-qualified options may be granted at not less than 85% of the fair market value on the date of grant and are subject to limitations, as defined by the plan. Pursuant to the 1992 Plan, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years. On June 8, 1994, the Company's 1994 Omnibus Incentive Plan (1994
        Plan) was approved by the Board of Directors. The 1994 Plan provided for a maximum of 400,000 shares of common stock that may be issued as ISOs and non-qualified options. The 1994 Plan and all options outstanding under it were terminated in May 1995.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(14)  STOCKHOLDERS' EQUITY (Continued)


    (d) Stock Options (Continued)

        On May 11, 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (1995 Plan). On June 28, 1995, the 1995 Plan was approved by the stockholders of the Company. The 1995 Plan provides for a maximum of 1,800,000 shares of common stock that may be issued as incentive stock options or non-qualified stock options. The 1995 Plan will be administered by a committee (Committee) consisting of not less than two outside members of the Company's Board of Directors. The options may not be granted at a price less than 100% of the fair market value of such share on the date the option is granted. Pursuant to the 1995 Plan, options are exercisable at such times as determined at the time of granting by the Committee. Except with respect to options then outstanding, the 1995 Plan shall terminate after 10 years from the date of its adoption by the Board.


        The following table summarizes stock options at October 31, 1996.

                                         1993 Plan                     1994 Plan                       1995 Plan
                                    Number       0ption Price    Number      Option Price        Number       0ption Price
                                    of Shares    per Share       of Shares   per Share         of Shares       per Share
     Outstanding, October 31,
     1993                           135,559         $ 2.18               -    $           -                -   $       -
          Options granted            96,700      5.13-   6.50       38,605    4.88-    5.13                -           -
          Options terminated        (64,231)          5.13         (23,476)   4.88-    5.13                -           -
                                    -------      ------------      -------    -------------         --------   ---------


     Outstanding, October 31,
     1994                           168,028      2.18-   6.50       15,129    4.88-    5.13                -           -
          Options granted             -               -                  -                -          900,000        .625
          Options terminated        (25,000)          6.50         (15,129)   4.88     5.13                -           -
                                    -------      ------------      -------    -------------         --------   ---------

     Outstanding, October 31,       143,028      $2.18-  5.13            -    $           -          900,000   $    .625
      1995                          =======      ============      =======    =============         ========   =========


     Exercisable, October 31,       143,028      $2.18-  5.13            -    $           -          400,000   $    .625
     1995                           =======      ============      =======    =============         ========   =========





There were no grants or terminations of stock options during the year ended October 31, 1996.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)



(14)  STOCKHOLDERS' EQUITY (Continued)

    (e)  Warrants

         In connection with certain notes payable (see Note 9), the Company issued 197,496 warrants, which expire five years from the note payable due date. The difference between the exercise price and the fair market value of the warrant at the date of grant, as determined by the Board of Directors, has been recorded as additional paid-in capital and a debt discount and amortized over the life of the notes.

         The Company issued a warrant for $.10 with each common share purchased in its initial public offering. Each warrant entitles the holder to purchase one share of common stock at a price of $9.75 at any time until November 17, 1998. Additionally, in December 1993, the Company issued 147,850 warrants pursuant to the partial exercise of the Underwriters' over-allotment option. In connection with the IPO, the Company issued to the Underwriters warrants to purchase up to 150,000 shares of common stock at $165 per warrant. The underlying warrants are each exercisable to purchase one share of common stock at a price of $16.09 per share.

         In connection with a settlement of consulting fees, the Company issued 40,000 warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $.63 at any time until February 23, 2005.

         The following summarizes the warrant activity;

                                                            Number of             Exercise Price
                                                            Warrants              Per Warrant
                      Fiscal 1992 grant                        97,500                    $ 1.20
                      Fiscal 1993 grant                        99,996                      1.20
                      Fiscal 1994 grant                     1,797,350                 9.75 - 16.09
                      Fiscal 1995 grant                        40,000                       .63
                                                           ----------                 ---------


                      Outstanding, October 31, 1996         2,034,846              $  .63 - $16.09
                                                           ==========              ===============

                      Exercisable, October 31, 1996         2,034,846              $  .63 - $16.09
                                                            =========              ===============

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(14)  STOCKHOLDERS' EQUITY (Continued)

    (f)  Preferred Stock

         In February 1995, the Company issued to its Chairman and Chief Executive Officer, 900,000 shares of preferred stock with a par value of $.01 per share. The preferred stock has voting rights but with liquidation preference limited to its par value. The Company and its Board of Directors have determined the fair market value of the preferred stock to be its par value, as it does not have any additional economic interest separable from its par value.

    (g)  Stock Split

         On November 16, 1993, the Company effected a l-for-2 stock split of its common stock. Accordingly, all share and per share amounts of common stock for all periods have been retroactively adjusted to reflect the stock split.

(15)  COMMITMENTS

    (a)  Operating Leases

      The Company rents office facilities that expire July 1999. The Company vacated these premises on August 1, 1996. Approximate minimum annual lease payments are as follows:

                           FISCAL YEAR                AMOUNT
                           1996                       $12,000
                           1997                        12,000
                           1998                         7,000
                           Thereafter                       -
                                                      -------
                                                      $31,000
                                                      =======



         Rental expense relating to operating leases was approximately $35,500, $32,000, and $13,052 for the years ended October 31, 1994, 1995 and 1996, respectively.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(15) COMMITMENTS (Continued)

    (b)  Contingencies


         On or about October 31, 1994, Marie A. Zanco, a former employee of the Company, filed a suit against the Company. The Company settled this claim for $10,000 and both parties have given each other reciprocal unconditional releases.

         On or about October 21, 1994, John Goodhue, a former employee of the Company, filed a complaint with the Commonwealth of Massachusetts for nonpayment of certain wages owed to him upon his termination by the Company on October 17, 1994. Mr. Goodhue also alleges that certain other amounts are owed to him, but these amounts are not due under this complaint, and the Company disputes that any further amounts are owed to Mr. Goodhue. The Company has responded to the complaint, which is pending. The Company has certain amounts owed to it from Mr. Goodhue and is pursuing collection.

         The Company is a defendant to litigation with certain other individuals (Krasner and Plexico) and has brought counterclaim against these individuals. The Company believes that it has meritorious defense to all the claims described above and in connection with other claims resulting from the Company's reorganization (see Note 2(a)).

         The Company conducted an investigation of certain expenditures made by the Company during the fiscal year ended October 31, 1995. As a result, the Company concluded that certain expenditures made by and on behalf of certain employees were of a non-business nature.

         As of October 31, 1996, the Company has recognized as recoverable those amounts which, in the Company's and its legal counsel's judgment, will be received.

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)



(16)  INCOME TAXES

    The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company may have available, subject to review and adjustment by the Internal Revenue Service, federal net operating loss carryforwards that may be used to offset future taxable income, if any. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards due to significant changes in the Company's ownership interest, such as the ownership change in connection with the Company's initial public offering and subsequent equity transactions.

(17)  JOINT VENTURE

    In February 1995, the company entered into a joint venture agreement with Topco Associates, Inc. (TAI), a leading supermarket cooperative, pursuant to which it was contemplated that the Company and TAI would jointly develop and formulate a national line of branded food products and share equally in both the product introduction costs and the profits generated by the joint venture. However, TAI has ceased shipping product pending strategic review of their health products line which included the Company's product. There can be no guarantee that TAI will resume shipping, and if it does, there can be no guarantee that they will include the Company's product.

(18) GOING CONCERN

    Food Integrated Technologies, Inc. has sustained losses over the years from inception through the year ended October 31, 1996. As of October 31, 1996, the Company's cumulative deficit is $9,786,579. Food Integrated Technologies, Inc.'s ability to continue as a going concern will be contingent upon management's ability to secure alternative sources of financing in order to fund its operations. There can be no assurances that such financing will be available on terms favorable to the Company or at all.

SIGNATURES

       In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       FOOD INTEGRATED TECHNOLOGIES, INC.


                            By: /s/ Jeffrey B. Lewis
                               ----------------------------
                                Jeffrey B. Lewis,
                     Chairman of the Board of Directors and
                             Chief Executive Officer
                          (Principal Executive Officer)


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Jeffrey B. Lewis                     Chairman of the Board of        January 27, 1997
------------------------------------        Directors and Chief
         Jeffrey B. Lewis                   Executive Officer


   /s/ Richard Cowlan                       Director                        January 27, 1997
------------------------------------
         Richard Cowlan

   /s/ Larry K. Nick                        Director                        January 27, 1997
------------------------------------
         Larry K. Nick

   /s/ Matthew Stacom                       Director                        January 27, 1997
------------------------------------
       Matthew Stacom

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                    Numbered
Exhibit No.                    Description of Exhibit               Page Number
-----------                    ----------------------               -----------

11                   Statement re: Computation of Per Shares
                       Earnings