Form 10QSB
period 1997-01-31
FOOD INTEGRATED TECHNOLOGIES INC
filed 1997-06-06
CIK 888952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
                         COMMISSION FILE NUMBER 0-22896

                       FOOD INTEGRATED TECHNOLOGIES, INC.

Delaware                                           04-3138947
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                              415 EAST 52ND STREET

                            NEW YORK, NEW YORK 10022

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


As of January 31, 1997, 2,062,323 shares of the registrant's Common Stock, $.01 par value, were outstanding, and 900,000 shares of Preferred Stock, $.01 par value..

Traditional Small Business Disclosure Format (check one)

Yes      No  X        .
   ---      ---

                       FOOD INTEGRATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index


Part I.           FINANCIAL INFORMATION

                  Item 1.    FINANCIAL STATEMENT INFORMATION

                             Balance Sheets as of October 31, 1996 and January 31, 1997.

                             Statements of Operations for the three months ended January 31, 1996 and January 31, 1997.

                             Statements of Cash Flows for the three months ended January 31, 1996 and 1997.

                             Notes to Financial Statements

                  Item 2.    PLAN OF OPERATION

Part II.          OTHER INFORMATION

                  Item 1.  LEGAL PROCEEDINGS

                  Item 2.  CHANGES IN SECURITIES

                  Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Item 4.  OTHER INFORMATION

                  Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

                           SIGNATURE

                        FOOD INTEGRATED TECHNOLOGIES, INC
                        (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                          ASSETS

                                                                     OCTOBER 31,         JANUARY 31,
                                                                        1996                1997
                                                                        ----                ----
CURRENT ASSETS:

Cash and cash equivalents                                         $    206,205        $    101,085

Accounts receivable from former officers,  net of reserves
of $25,000                                                             175,000             175,000
Note receivable from officer                                                 0               5,981
Prepaid expenses
                                                                        11,707              13,061
                                                                  ------------        ------------
          Total current assets
                                                                       392,912             295,127
                                                                  ------------        ------------


OTHER ASSETS
                                                                       288,700             288,700
                                                                  ------------        ------------

                                                                       681,612             583,827
                                                                  ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                  $     12,267        $     11,562

Accrued expenses
                                                                       343,597             303,427
                                                                  ------------        ------------
          Total current liabilities
                                                                       355,864             314,989
                                                                  ------------        ------------
          Total liabilities                                            355,864             314,989

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
Authorized - 2,500,000 shares
Issued and outstanding-900,000 shares at October 31, 1996
and January 31, 1997                                                     9,000               9,000
Common stock, $.01 par value
Authorized - 15,000,000 shares
Issued - 2,514,432 at October 31, 1996 and January 31, 1997
                                                                        25,144              25,144
Additional paid in capital                                          10,402,526          10,402,526
Deficit accumulated during the development stage
                                                                    (9,786,579)         (9,843,489)
                                                                  ------------        ------------
                                                                       650,091             593,181
Less: Treasury stock at cost - 10,000 shares at October
31, 1996 and January 31, 1997
                                                                      (324,343)           (324,343)
                                                                  ------------        ------------
          Total stockholders equity(deficit)
                                                                       325,748             268,838
                                                                  ------------        ------------
                                                                  $    681,612        $    583,827
                                                                  ============        ============


       The accompanying notes are and integral part of these statements.

                        FOOD INTEGRATED TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)



                                                                         Three Months Ended             Cumulative from
                                                                            January 31,                   Inception
                                                                  ------------------------------        (June 6, 1989)  to
                                                                      1996              1997             January 31, 1997
                                                                  ------------       -----------        ------------------
                                                                   (unaudited)        (unaudited)           (unaudited)
REVENUE:                                                           $     1,013        $         0        $     27,671

COST OF GOODS SOLD
                                                                         6,545                  0              18,227
                                                                   -----------        -----------        ------------
  Gross Profit
                                                                        (5,532)                 0               9,444
                                                                   -----------        -----------        ------------

 EXPENSES:
  Research and development                                                  --                 --           1,898,568
  General and administrative                                           247,017             57,886           5,325,465
  Marketing                                                                 --                 --           1,862,354
  Interest and financing, net                                           (9,136)              (976)            925,545
                                                                   -----------        -----------        ------------
       Net Loss                                                    $  (243,413)       $   (56,910)       $(10,002,488)
                                                                   ===========        ===========        ============



Net Loss per Common Share                                          $     (0.12)       $       (.03)
                                                                   ===========        ============




Weighed Average Number of Common
  Shares Outstanding                                                 2,062,323          2,062,323




       The accompanying notes are and integral part of these statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC
                         (A DEVELOPMENT STAGE COMPANY)



                                                               Three Months  Ended         Cumulative from
                                                                   January 31,                Inception
                                                                  -----------              (June 6, 1989)  to
                                                            1996              1997         January 31, 1997
                                                            ----              ----         ----------------
                                                         (unaudited)       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $  (243,413)       $ (56,910)       $(10,002,489)

  Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation and amortization                           3,610               --             209,723
      Compensation and financing expense related
        to issuance of common stock and warrants                 --               --             889,772
      Compensation expense related to issuance of
        preferred stock                                          --               --               9,000
      Changes in assets and liabilities:
        Loss on sale of property                                 --               --              18,917
        Gain on retirement of long term debt                     --               --             (21,441)
        Accounts receivable from former officer                  --               --            (175,000)
        Accounts receivable                                   4,831               --                  --
        Prepaid expenses                                         --           (1,354)            (13,061)
        Other current assets                                     --               --             (38,700)
        Accounts payable                                     (7,698)            (705)             11,562
        Accrued expenses                                     71,169          (40,170)            251,900
        Accrued interest on notes payable and
          bridge financing                                    6,575               --                  --
                                                        -----------        ---------        ------------
               Net cash used in operating
                 activities                                (164,926)         (99,139)         (8,859,817)
                                                        -----------        ---------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (1,300)              --             (93,571)
  Note receivable from a related party                           --               --            (579,219)
  Increase in notes receivable                               75,937           (5,981)             (5,981)
  Principal repayments from a related party
                                                                 --               --             100,000
                                                        -----------        ---------        ------------
               Net cash used in investing
                 activities                                  74,637           (5,981)           (578,771)
                                                        -----------        ---------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    --               --             655,769
  Payment of notes payable                                       --               --            (653,769)
  Proceeds from notes payable to stockholders                    --               --             347,500
  Payments of notes payable to stockholders                      --               --            (351,177)
  Amounts payable to affiliate                                   --               --           1,329,849
  Proceeds form bridge financing                                 --               --             600,000
  Payment of bridge financing                                    --               --            (600,000)
  Proceeds from the sale of treasury stock                       --               --             (45,903)
  Payment to purchase treasury stock                             --               --             175,000
  Proceeds from sale of common stock and
    redeemable common stock warrants                             --               --           8,082,404
                                                        -----------        ---------        ------------
               Net cash provided by financing
                 activities                                       0                0           9,539,673
                                                        -----------        ---------        ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (90,289)        (105,120)            101,085
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD
                                                          1,115,715          206,205                  --
                                                        -----------        ---------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,025,426        $ 101,085        $    101,085
                                                        ===========        =========        ============



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


      The accompanying notes are and integral part of these statements.

                       FOOD INTEGRATED TECHNOLOGIES, INC
                         (A DEVELOPMENT STAGE COMPANY)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Food Integrated Technologies, Inc. (the "Company") believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considered necessary for a fair presentation in accordance with generally accepted accounting principles. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission on January 31, 1997

ITEM 2:  PLAN OF OPERATION

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

         The Company has developed all natural foods, including cookies, bread, other bakery products, beef, turkey and vegetarian burgers, sausage, vegetable and seafood lasagnas, soups and condiments, such as salad dressings, sauces and dairy spreads. The Company made strides during 1995 in the commercialization of its products.

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

         During fiscal 1995, the Company and Topco Associates, Inc. ("TAI"), a leading supermarket cooperative, signed a two year licensing agreement pursuant to which TAI has agreed to distribute the Company's all-natural, low fat cookies to member supermarkets nationally under TAI's private label. Under the Agreement, the Company is to receive a royalty from TAI for each sale of cookies sold. However, TAI has ceased shipping product pending a strategic review of their healthy products line which included the Company's product. There can be no guarantee that TAI will resume shipping, and if it does, there can be no guarantee that they will include the Company's product.

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

         The Company believes that the current cash and cash equivalents on hand may be sufficient to fund the Company's operations and foreseeable cash requirements through the next fiscal quarter ending April 30, 1997. The Company recognizes that unless it begins generating significant and sustainable revenue within this time frame, it will have to seek alternative sources of financing in order to fund its operations. There can be no assurances that such financing will be available on terms favorable to the Company or at all. As of January 31, 1997, the Company had approximately $101,085 of cash and cash equivalents.

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

         None


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4.  OTHER INFORMATION

         None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K


         a.       Exhibits

                  11    Statement re:  Computation of Per Share Earnings


         b.       Reports on Form 8-K

                  None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FOOD INTEGRATED TECHNOLOGIES, INC.
                                                      (Registrant)




Date:             May 21, 1997       /s/ Jeffrey L. Lewis
                                       ------------------
                                         Jeffrey L. Lewis
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer